Form 10-Q
period 1997-10-31
U S VISION INC
filed 1998-01-14
CIK 1045639

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -----------------


                                    FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended October 31, 1997.

                                       or

| | Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from ___________________ to ________________.


                         Commission File Number: 0-23397

                                U.S. VISION, INC.
             (Exact name of registrant as specified in its charter)


           Delaware                                                22-3032948
 ------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


 1 Harmon Drive, Blackwood, New Jersey                                  08012
 -------------------------------------                                  -----
 (Address of principal executive offices)                            (Zip Code)


                                 (609) 228-1000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.           Yes _____   No __X__

As of December 31, 1997, there were 7,761,544 shares of the registrant's common stock outstanding.

================================================================================

                                U.S. VISION, INC.
                                TABLE OF CONTENTS

                                                                                                   Page
                                                                                                  Number
                                                                                                  ------

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets
                  October 31, 1997 (Unaudited) and January 31, 1997.................................1

                  Condensed Consolidated Statements of Operations (Unaudited)
                  Three and Nine Months Ended October 31, 1997 and 1996.............................2

                  Condensed Consolidated Statements of Cash Flows (Unaudited)
                  Nine Months Ended October 31, 1997 and 1996.......................................3

                  Notes to Condensed Consolidated Financial Statements (Unaudited)..................4

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations ....................................6


PART II. OTHER INFORMATION

         Item 2.  Changes in Securities and Use of Proceeds.........................................10

         Item 4.  Submission of Matters to a Vote of Security Holders...............................10

         Item 6.  Exhibits and Reports on Form 8-K..................................................11

SIGNATURES        ..................................................................................12





                          PART I. FINANCIAL INFORMATION

Item 1:  Financial Statements
                                U.S. VISION, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                        (Unaudited)
                                                                                        October 31,        January 31,
                                                                                            1997              1997
                                                                                       -----------        -----------
      ASSETS
Current assets:
     Cash ...................................................................           $    365            $    374
     Accounts receivable ....................................................             11,118               8,706
     Inventory ..............................................................             19,038              18,125
     Prepaid expenses and other .............................................                406                 423
                                                                                        --------            --------
Total current assets ........................................................             30,927              27,628

Property, plant and equipment, net ..........................................             52,793              49,262
Less accumulated depreciation ...............................................             28,562              25,882
                                                                                        --------            --------
Total property, plant and equipment, net ....................................             24,231              23,380

Goodwill - net ..............................................................              2,937               3,000
Other .......................................................................              1,019                 395
                                                                                        --------            --------
                                                                                        $ 59,114            $ 54,403
                                                                                        ========            ========


               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable-trade .................................................           $  8,382            $  7,173
     Accrued expenses and other .............................................              3,864               7,141
     Current portion of obligations under capital lease .....................                517                 586
     Current portion of long-term debt ......................................             10,222               1,407
                                                                                        --------            --------
Total current liabilities ...................................................             22,985              16,307


Obligations under capital lease .............................................                766                 567
Long-term debt, less current portion ........................................             16,272              22,056
Other long-term liabilities .................................................              1,183               1,663


Stockholders' equity:
     9% Series A cumulative convertible preferred stock; $100,000 face value:
          Authorized shares - 200
          Issued and outstanding shares - 169 at
          October 31, 1997, and 158 at January 31, 1997 .....................             16,853              15,765

     9% Series C cumulative convertible preferred stock; $63.50 face value:
          Authorized shares - 300,000
          Issued and outstanding shares - 125,491 at
          October 31, 1997, and 120,969 at January 31, 1997 .................              7,969               7,682


    Common stock, $0.01 par value:
          Authorized shares - 15,000,000
          Issued and outstanding shares - 2,503,540 at
          October 31, 1997, and 895,765 at January 31, 1997 .................                 25                   9


     Additional paid-in capital .............................................             70,914              70,683
     Accumulated deficit ....................................................            (77,853)            (80,329)
                                                                                        --------            --------
Total stockholders' equity ..................................................             17,908              13,810
                                                                                        --------            --------
                                                                                        $ 59,114            $ 54,403
                                                                                        ========            ========


     See accompanying notes to condensed consolidated financial statements.

                                U.S. VISION, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)



                                                   Three Months Ended                      Nine Months Ended
                                                      October  31,                              October 31,
                                           -----------------------------           ----------------------------------

                                               1997            1996                     1997                  1996
                                            -----------     -----------            -----------            -----------

Net sales ...............................   $    31,509     $    27,972            $    93,563            $    85,344

Cost of sales ...........................         9,799           8,468                 29,238                 26,213
                                            -----------     -----------            -----------            -----------


Gross profit ............................        21,710          19,504                 64,325                 59,131


Operating expenses:
     Selling, general and administrative         19,001          17,221                 55,613                 51,612
     Depreciation and amortization ......           895             800                  2,750                  2,398
                                            -----------     -----------            -----------            -----------
                                                 19,896          18,020                 58,363                 54,010
                                            -----------     -----------            -----------            -----------


Operating income ........................         1,814           1,484                  5,962                  5,121


Other income (expense):
     Other income .......................             0               0                      2                     15
     Interest expense ...................          (649)           (802)                (1,866)                (2,369)
                                            -----------     -----------            -----------            -----------
                                                   (649)           (802)                (1,864)                (2,354)
                                            -----------     -----------            -----------            -----------

Income before income taxes ..............         1,165             682                  4,098                  2,767

Income tax expense ......................             0               0                      0                      0
                                            -----------     -----------            -----------            -----------

Net income ..............................   $     1,165     $       682            $     4,098            $     2,767
                                            ===========     ===========            ===========            ===========

Net income per share - supplemental .....   $      0.22     $      0.13            $      0.76            $      0.53
                                            ===========     ===========            ===========            ===========

Shares used in computing net income
per share - supplemental ................     5,368,700       5,261,543              5,368,700              5,261,543
                                            ===========     ===========            ===========            ===========



     See accompanying notes to condensed consolidated financial statements.

                                U.S. VISION, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                  Nine Months Ended
                                                                                      October 31,
                                                                            -----------------------------
                                                                              1997                1996
                                                                            --------            --------

Cash flows from operating activities

Net income ......................................................           $  4,098            $  2,767
Adjustments to reconcile net income to net cash provided by (used
in) operating activities:
     Depreciation and amortization ..............................              2,750               2,398
     Lease termination payments .................................             (1,761)             (2,624)
     Changes in operating assets and liabilities:
          Accounts receivable ...................................             (2,412)             (1,592)
          Inventory .............................................               (913)                838
          Prepaid expenses and other ............................               (607)               (344)
          Accounts payable-trade ................................              1,209              (1,303)
          Accrued expenses and other ............................             (1,996)              1,842
                                                                            --------            --------
Net cash provided by operating activities .......................                368               1,982

Cash flows from investing activities
     Additions of property, plant and equipment .................             (4,838)             (1,994)
     Disposal of Dallas facility ................................              1,300                --
                                                                            --------            --------
Net cash used in investing activities ...........................             (3,538)             (1,994)
                                                                            --------            --------

Cash flows from financing activities
     Costs to exchange debt for equity ..........................               --                  (200)
     Proceeds from borrowings:
          Revolving line of credit
          Subordinated Debt .....................................             90,606              78,123
          Other .................................................                  0               1,244
     Repayments of borrowings: ..................................                696                 345
          Revolving line of credit
          Term loans ............................................            (86,514)            (79,345)
          Vendor notes and other ................................               (857)               (234)
Net cash provided by (used in) financing activities .............               (770)               (634)
                                                                            --------            --------
                                                                               3,161                (701)

Net decrease in cash ............................................                 (9)               (713)
Cash, beginning of period .......................................                374               1,529
                                                                            --------            --------
Cash, end of period .............................................           $    365            $    816
                                                                            ========            ========

Supplemental disclosure of cash flow data
Interest paid ...................................................           $  2,301            $  1,423
                                                                            ========            ========
Income tax payments, net of refunds .............................           $   --              $   --
                                                                            ========            ========
Capital lease obligations incurred ..............................           $    696            $    330
                                                                            ========            ========

     See accompanying notes to condensed consolidated financial statements.

                                U.S. VISION, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. Basis of Financial Statement Presentation

         The accompanying unaudited condensed consolidated financial statements, which include the accounts of U.S. Vision, Inc. and its wholly owned subsidiaries (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All significant intercompany transactions and accounts have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of results that may be expected for the fiscal year ending January 31, 1998. For further information, refer to the financial statements and footnotes thereto which are included in the Company's Prospectus which is contained in the Registration Statement on Form S-1 (Reg. No. 333-35819) dated December 1, 1997.

2. Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3. Income Taxes

         As of January 31, 1997, the Company had net operating loss carryforwards of approximately $27,300,000 which will begin to expire in the year 2006. Approximately $15,900,000 of these carryforwards are available to offset future taxable income without limitation; approximately $11,400,000 of these carryforwards (the "Restricted NOLs") are significantly limited due to ownership changes experienced by the Company in connection with the Company's initial public offering, which was completed on December 5, 1997. See Note 5 below. As a result of these limitations, approximately $780,000 of the Restricted NOLs will become available for use each year through the year 2008. The remaining Restricted NOLs in the amount of $3,400,000 are expected to expire unutilized. A valuation allowance has been established to fully reserve the future benefit of all the net operating loss carryforwards. Current income taxes have been fully offset by available net operating loss carryforwards.

4. Net Income Per Share

         Historical per share data in accordance with Accounting Principles Board Opinion No. 15, "Earnings Per Share," is excluded from the Company's financial statements since such per share data is not indicative of the continuing capital structure of the Company. See Note 5 below.

         Net income per share - supplemental reflected in the consolidated statements of income has been computed using the weighted average number of common shares and common share equivalents outstanding after giving effect to the 64-for-1 stock dividend and the conversion of all outstanding Series A preferred stock and Series C preferred stock for common stock upon the closing of the Company's initial public offering as described in Note 5 below.

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," which is required to be adopted for annual and quarterly periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods presented. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options and warrants will be excluded. The application of Statement 128 on net income per share - supplemental caused no change in the quarter ended October 31, 1997, and a $0.02 increase for the nine months ended October 31, 1997. There is no impact on fully diluted earnings per share as a result of applying Statement 128.

5. Recapitalization and Impact of Initial Public Offering

         On December 5, 1997, the Company completed an offering of 2,500,000 shares of common stock at an initial public offering price of $9.00 per share. The net proceeds to the Company were used to retire the outstanding balance (including any accrued interest thereon) of its 12% subordinated debentures due March 1998, to retire a portion of its outstanding bank term loan (including any accrued interest thereon) due in 1998 and to repay a portion of the outstanding balance on the Company's revolving line of credit which expires on December 31, 1998. In conjunction with the sale of common stock in the offering, the Company recapitalized its common stock by authorizing the declaration and payment of a 64-for-1 stock dividend. Also in conjunction with the public offering, the holders of the Series A preferred stock and Series C preferred stock converted all outstanding shares of the Series A preferred stock and Series C preferred stock into common stock at the per share initial public offering price. The redemption values of the Series A preferred stock and the Series C preferred stock plus accumulated dividends as of the date of the conversion (October 31, 1997) was approximately $16,853,000 and $7,968,000, respectively, resulting in the issuance of 1,872,592 and 885,412 shares of common stock, respectively. All references to per share data in the financial statements have been restated to give effect to the stock dividend and conversion of the preferred stock.

         Net income per share - pro forma for the quarter and the nine months ended October 31, 1997 was $0.22 and $0.73, respectively. Net income per share - pro forma is calculated by dividing net income after adjustment for applicable interest expense ($560,000 and $1,681,000 for the quarter and the nine months ended October 31, 1997, respectively) by the adjusted number of weighted average shares outstanding (7,868,700 shares for both the quarter and the nine months ended October 31, 1997) after giving effect to the number of shares sold at the initial public offering price of $9.00 per share to repay $20,375,000 of debt (unaudited). Pro forma net income per share was effected by an income tax provision because of the availability of net operating losses as further described in Note 4 above.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

         The following table sets forth selected statement of operations data expressed as a percentage of net sales for the periods indicated:


                                                   Three Months Ended           Nine Months Ended
                                                        October 31,               October 31,
                                                  ------------------------    ---------------------

                                                       1997        1996        1997         1996
                                                       ----        ----        ----         ----

Net sales ..............................             100.0%         100.0%    100.0%       100.0%
Cost of sales ..........................              31.1           30.3      31.2         30.7
                                                     -----          -----     -----        -----

     Gross profit ......................              68.9           69.7      68.8         69.3
Operating expenses:
     Selling, general and administrative              60.3           61.6      59.4         60.5
     Depreciation and amortization .....               2.8            2.8       2.9          2.8
                                                     -----          -----     -----        -----
Operating income .......................               5.8            5.3       6.5          6.0
Other expense ..........................               2.1            2.9       2.0          2.8
                                                     -----          -----     -----        -----
Net income .............................               3.7%           2.4%      4.5%         3.2%
                                                     =====          =====     =====        =====

Three Months Ended October 31, 1997, Compared to Three Months Ended October 31, 1996

         Net sales increased by $3.5 million, or 12.6%, from $28.0 million for the three months ended October 31, 1996 to $31.5 million for the three months ended October 31, 1997. A 10.5% increase in comparable store sales accounted for $2.9 million of the increase in net sales and new store openings accounted for the remaining $0.6 million of the increase. The increase in comparable store sales was principally the result of an increase in the number of eyeglasses sold and an increase in the average price of eyeglasses sold due to the sale of upgraded frames and additional lens options.

         Cost of sales increased by $1.3 million, or 15.7%, from $8.5 million for the three months ended October 31, 1996 to $9.8 million for the three months ended October 31, 1997. The increase was due to the $3.5 million increase in net sales. As a percentage of net sales, cost of sales increased from 30.3% in the three months ended October 31, 1996, to 31.1% in the comparable 1997 period due to normal variations in the mix of products sold.

         Selling, general and administrative expenses increased by $1.8 million, or 10.3%, from $17.2 million for the three months ended October 31, 1996, to $19.0 million in the comparable 1997 period. The dollar increase was primarily attributable to an increase in compensation associated with new store openings, an increase in planned expenditures on advertising, and increased department store rents which are tied directly to sales volume. However, as a percentage of net sales, selling, general and administrative expenses decreased from 61.6% for the three months ended October 31, 1996 to 60.3% for the three months ended October 31, 1997 as revenue increases enabled the Company to take advantage of operating efficiencies.

         Depreciation and amortization increased by $95,000, or 11.9%, from $800,000 for the three months ended October 31, 1996 to $895,000 for the three months ended October 31, 1997 due to the increase in capital expenditures associated with the implementation of new management information systems.

         Other expense, representing principally interest expense, decreased by $153,000, or 19.1%, from $802,000 for the three months ended October 31, 1996 to $649,000 for the three months ended October 31, 1997. The decrease was due to a reduction of the interest rate on the Company's 12% subordinated debentures (the "Subordinated Debt") from an accrual rate of 20% in fiscal 1996 to 12% in fiscal 1997 when the Company agreed to make cash interest payments.

Nine Months Ended October 31, 1997, Compared to Nine Months Ended October 31,
1996

         Net sales increased by $8.3 million, or 9.6%, from $85.3 million for the nine months ended October 31, 1996 to $93.6 million for the nine months ended October 31, 1997. An 8.9% increase in comparable store sales accounted for $7.4 million of the increase in net sales and new store openings accounted for the remaining $0.9 million of the increase. The increase in comparable store sales was principally the result of an increase in the number of eyeglasses sold and an increase in the average price of eyeglasses sold due to the sale of upgraded frames and additional lens options.

         Cost of sales increased by $3.0 million, or 11.5%, from $26.2 million for the nine months ended October 31, 1996 to $29.2 million for the nine months ended October 31, 1997. The increase was due to the $8.3 million increase in net sales. As a percentage of net sales, costs of sales increased from 30.7% in the nine months ended October 31, 1996, to 31.2% in the comparable 1997 period due to normal variations in the mix of products sold.

         Selling, general and administrative expenses increased by $4.0 million, or 7.8%, from $51.6 million for the nine months ended October 31, 1996, to $55.6 million in the comparable 1997 period. The dollar increase was primarily attributable to an increase in compensation associated with new store openings, an increase in planned expenditures on advertising, and greater department store rents which are tied directly to sales volume. However, as a percentage of net sales, selling, general and administrative expenses decreased from 60.5% for the nine months ended October 31, 1996 to 59.4% for the nine months ended October 31, 1997 as revenue increases enabled the Company to take advantage of operating efficiencies.

         Depreciation and amortization increased by $0.4 million, or 14.7%, from $2.4 million for the nine months ended October 31, 1996 to $2.8 million for the nine months ended October 31, 1997 due to the increase in capital expenditures associated with the implementation of new management information systems.

         Other expense, representing principally interest expense, decreased by $0.5 million, or 20.8%, from $2.4 million for the nine months ended October 31, 1996 to $1.9 million for the nine months ended October 31, 1997. The decrease was due to a reduction of the interest rate on the Company's Subordinated Debt from an accrual rate of 20% in fiscal 1996 to 12% in fiscal 1997 when the Company agreed to make cash interest payments.

Liquidity and Capital Resources

         The Company's capital requirements are generally related to new store openings, remodeling of existing stores, funding receivable growth from sales increases and opening new licensed departments, and upgrading product for existing stores. Starting in fiscal 1996 and continuing through fiscal 1999 the Company has required and will require additional capital to fund the development and implementation of an integrated management information system. The Company's working capital requirements are also seasonal and traditionally peak at the end of the fourth quarter and the beginning of the first quarter. Cash and working capital at October 31, 1997 were $365,000 and $7.9 million, respectively, compared to $374,000 and $11.3 million, respectively at January 31, 1997. The decrease in working capital as of October 31, 1997 is primarily attributable to the reclassification of $8,837,000 of the Company's Subordinated Debt, which was to mature in March 1998, from a long-term liability to a current liability. As discussed below, the Company used a portion of the net proceeds of its December 5, 1997 initial public offering to retire the Subordinated Debt.

         For the nine months ended October 31, 1997, cash provided by operating activities was $0.4 million compared to cash provided by operating activities of $2.0 million for the same period in fiscal 1996. The decrease was due principally to: (i) an increase in billable Vision Care sales and the resulting receivable; (ii) an increase in receivables from host department stores relating to the increase in comparable store sales and new store openings; and (iii) a decrease in accrued payroll.

         With respect to cash flows from investing activities, the Company estimates that the capital expenditures for fiscal 1997 will be approximately $6.2 million, of which $4.8 million had been spent as of October 31, 1997. Approximately 50% of the capital expenditures in fiscal 1997 will be for the integrated management information system, 30% for new store openings and 20% for new laboratory equipment and other capital expenditures. In fiscal 1998, the Company expects to spend approximately $7.9 million on capital expenditures of which 40% will be for the integrated management information system, 40% for new store openings and 20% for new laboratory equipment and other capital expenditures. Historically, the Company has funded capital expenditures through a revolving line of credit, debt financing activities, including capital leases, and operating cash flow.

         The Company's principal external source of liquidity is its $7.0 million revolving credit facility with Commerce Bank, N.A. (the "Revolving Line of Credit"). The Revolving Line of Credit carries a floating interest rate of 1.0% above the prime rate, which was 8.5% on October 31, 1997, is due in December 1998 and renews automatically for a two-year period. As of October 31, 1997, the Company had $6,235,000 outstanding under its Revolving Line of Credit of which $4,975,000 was repaid with proceeds from the initial public offering. The Company is presently negotiating with its principal lender for both an increase in this line of credit, as well as a reduction of the applicable interest rate. The Revolving Line of Credit prohibits the payment of dividends to common stockholders and contains customary covenants. The Company is currently in compliance with all financial covenants and management does not believe that the financial covenants set forth in its Revolving Line of Credit will have an adverse impact on its operations or future plans.

         Regarding other financing activities engaged in by the Company, in January 1996 and December 1996, the Company borrowed $7,200,000 and $8,000,000, respectively, through the placement of the Subordinated Debt and a bank term loan (the "Term Loan"). The Subordinated Debt, which is held primarily by certain affiliates of directors and former directors of the Company, is subordinate to the Term Loan and the Revolving Line of Credit. The Subordinated Debt bears interest at the rate of 12.0% per annum and is due and payable in full on March 1, 1998. The balance of the Subordinated Debt as of October 31, 1997, was $8,837,000. The Term Loan, which is owed to Commerce Bank, N.A., carries a floating rate of 1.5% above the prime rate, which was 8.5% on October 31, 1997. Payments under the Term Loan are due quarterly with a final payment due December 31, 2001. The Term Loan is secured by substantially all the assets of the Company. The balance of the Term Loan as of October 31, 1997, was $7,100,000.

         The Company used the net proceeds of its December 5, 1997 initial public offering to: (i) repay $6,600,000 of the balance outstanding under the Term Loan; (ii) retire $8,800,000 in Subordinated Debt; and

(iii) pay down its Revolving Line of Credit with the balance of the proceeds, leaving an outstanding balance of $155,000 on December 5, 1997. In connection with the repayment of a portion of the Term Loan and the Revolving Line of Credit with proceeds from the offering, the Company will record in the fourth quarter a one-time write-off of unamortized loan fees which total approximately $300,000. Based upon its current operating and new store opening plans, the Company believes that it can fund its working capital and capital expenditure needs for the foreseeable future through borrowings under the Revolving Line of Credit and cash generated from operations.

Effects of Inflation

         The Company believes that the effects of inflation on its operations have not been material during the past two years.

Forward-Looking Statements

         The Company occasionally makes forward-looking statements concerning its plans, goals, product and service offerings, and anticipated financial performance. These forward-looking statements may generally be identified by introductions such as "outlook" for an upcoming period of time, or words and phrases such as "should," "expect", "hope", "plans", "projected", "believes", "forward-looking" (or variants of those words and phrases) or similar language indicating the expression of an opinion or view concerning the future.

         These forward-looking statements are subject to risks and uncertainties based on a number of factors. Actual results or events may differ materially from those anticipated by such forward-looking statements. These factors include, but are not limited to: the growth rate of the Company's revenue and market share; the performance of host stores in which the Company operates and the ability of the Company to open new retail optical departments in those and other host stores; the Company's ability to effectively manage its business functions while growing the Company's business in a rapidly changing environment; the ability of the Company to adapt and expand its services in such an environment; and the quality of the Company's plans and strategies, and the ability of the Company to execute such plans and strategies.

         In addition, forward-looking statements concerning the Company's expected revenue or earnings levels are subject to many additional uncertainties applicable to competitors and to general economic conditions over which the Company has no control. The Company does not plan to publicly update prior forward-looking statements for unanticipated events or otherwise and, accordingly, prior forward-looking statements should not be considered to be "fresh" simply because the Company has not made additional comments on those forward-looking statements.

                                U.S. VISION, INC.
                           PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.

         (a) On September 12, 1997, the Company's Certificate of Incorporation was amended to (i) decrease the par value of the Company's common stock from $10.00 to $.01, (ii) increase the number of shares of common stock, par value $.01 per share, that the Company is authorized to issue from 100,000 to 15,000,000, and (iii) provide for the conversion of the Company's Series A preferred stock and Series C preferred stock to common stock in the event the Company consummated an initial public offering of its common stock in 1997.

         On September 12, 1997, approximately 2,465,000 authorized shares of common stock were issued to complete a 64-for-1 stock dividend that had been declared by the Company's Board of Directors on September 10, 1997. The remaining authorized but unissued and unreserved shares are available for issuance from time to time for any proper purpose approved by the Company's Board of Directors (including issuances in connection with future stock splits or dividends and issuances to raise capital or effect acquisitions).

         (d) On December 5, 1997, the Company completed an initial public offering of 2,500,000 shares of common stock at a price per share of $9.00. The aggregate offering price was $22,500,000. The amount of all applicable issuance costs and the underwriting discount incurred by the Company was approximately $2,125,000. After deducting applicable issuance costs and expenses, the total net proceeds to the Company was $20,375,000.

         The net proceeds were used by the Company to repay indebtedness totaling approximately $20,375,000, $8,800,000 of which was used to repay the outstanding balance (including any accrued interest thereon) of its 12% subordinated debentures (the "Subordinated Debt"), $6,600,000 of which was used to retire a portion of a bank term loan and the balance of which was used to pay down the Company's revolving line of credit, leaving an outstanding balance of $155,000 on December 5, 1997.

         Of the $8,800,000 which was used to repay the Subordinated Debt, $8,501,000 was paid to the following affiliates of directors and former directors of the Company in the indicated amounts: Grotech Partners IV, L.P. ($3,588,000); Keystone Ventures IV, L.P. ($753,000); Stolberg Partners, L.P. ($2,803,000); Richard K. McDonald ($460,000); and Constitution Partners I, L.P. ($897,000). The balance of the Subordinated Debt was held by Needham Capital Partners, L.P. and Penn Janney Fund, Inc. The following directors of the Company are affiliated with the following entities: Dennis J. Shaughnessy and J. Roger Sullivan, Jr. (Grotech Partners IV, L.P.), G. Kenneth Macrae (Keystone Ventures IV, L.P.) and Richard K. McDonald (Constitution Partners, L.P.).

         The effective date of the Company's registration statement on Form S-1 was December 1, 1997, and the Commission file number assigned to the registration statement was 333-35819. The offering was terminated after the sale of all securities registered. Salomon Smith Barney and Janney Montgomery Scott Inc. acted as managing underwriters.

Item 4. Submission of Matters to a Vote of Security Holders.

         On September 10, 1997, the holders of over ninety percent (90%) of the Company's common stock approved, by non-unanimous written consent, the amendment to the Company's Certificate of Incorporation described in response to Item 2 above.

Item 6.  Exhibits and Reports on Form 8-K

         A.       Exhibits

                  The following exhibits are filed as part of this report:

                    Exhibit
                      No.                   Description
                   --------                 -----------
                    10              Underwriting Agreement
                    27              Financial Data Schedule

         B.       Reports on Form 8-K

                  No reports on Form 8-K have been filed by the Registrant during the three (3) months ended October 31, 1997.

                                U.S. VISION, INC.


                                   Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              U.S. VISION, INC.
                              (Registrant)



January 14, 1998              /s/ George E. McHenry, Jr.
                              -------------------------------------------------
                              George E. McHenry, Jr., Vice President and
                              Chief Financial Officer
                              (Principal Financial Officer)

                                        INDEX TO EXHIBITS


 Exhibit
   No.            Description
 --------         -----------

   10             Underwriting Agreement
   27             Financial Data Schedule