Form 10-K
period 1997-12-31
U S VISION INC
filed 1998-05-01
CIK 1045639

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                ---------------
                                   FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended January 31, 1998

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 0-23397

                              U. S. Vision, Inc.
            (Exact name of registrant as specified in its charter)

           Delaware                                       22-3032948
(State or other jurisdiction of             (I.R.S. employer identification no.)
 incorporation or organization)

                                1 Harmon Drive
                           Glen Oaks Industrial Park
                          Glendora, New Jersey 08029
              (Address of principal executive offices) (Zip Code)

      Registrant's telephone number, including area code: (609) 228-1000

       Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share                  7,761,544
               (Title of class)                (Number of Shares Outstanding
                                                   as of April 27, 1998)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

   The aggregate market value of voting stock held by nonaffiliates of the registrant is approximately $38,638,274. This amount was calculated by reducing the total number of shares of the registrant's common stock outstanding by the total number of shares of common stock held by officers, directors, and stockholders owning in excess of 10% of the registrant's common stock, and multiplying the remainder by the average of the bid and asked price for the registrant's common stock on April 27, 1998, as reported on the National Association of Securities Dealers, Inc. Automated Quotation System. The information provided shall in no way be construed as an admission that any officer, director, or more than 10% stockholder of the registrant may be deemed an affiliate of the registrant or that such person is the beneficial owner of the shares reported as being held by such person, and any such inference is hereby disclaimed.

                     DOCUMENTS INCORPORATED BY REFERENCE:

         Portions of the Registrant's definitive proxy statement concerning the 1998 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A are incorporated by reference into Part III of this report. The Proxy Statement will be filed by the Commission not later than 120 days after the Registrant's fiscal year ended January 31, 1998.

==============================================================================

                                    PART I

Item 1.  BUSINESS.

The Company

         U.S. Vision, Inc. ("U.S. Vision" or "Company") was founded in 1967 by William A. Schwartz, Jr., the Company's Chairman of the Board, President and Chief Executive Officer. In March 1990, the Company completed a leveraged buyout of Royal International Optical Corporation ("Royal"), and became a publicly traded retail optical company. Royal also owned Styl-Rite Optical Mfg. Co., Inc. ("Styl-Rite"), which currently manufactures, imports and distributes optical frames and sunglasses principally for sale in the Company's retail optical stores, as well as for sale to third party optical retailers.

         The majority of the outstanding common stock, $0.01 par value (the "Common Stock") of the Company was acquired by Royal Associates Acquisition Partnership ("RAA") in December 1994 and, in May 1995, the Company effected a one-for-one thousand reverse stock split and deregistered its Common Stock from the Nasdaq SmallCap Market. In March 1997, the Company changed its state of incorporation from Pennsylvania to Delaware. In December 1997, the Company completed its initial public offering of 2,500,000 shares of Common Stock. The Company's Common Stock is listed on the Nasdaq National Market ("Nasdaq") under the symbol "USVI".

         Prior to January 31, 1996, the Company's fiscal year ended on March
31. Effective January 31, 1996, the Company changed its fiscal year end to January 31. References herein to "fiscal 1994" refer to the Company's fiscal year ended March 31, 1995. Similarly, references to "fiscal 1995," "fiscal 1996" and "fiscal 1997" refer to the ten months ended January 31, 1996, the fiscal year ended January 31, 1997 and the fiscal year ended January 31, 1998, respectively. The differences in period durations must be considered in making period-to-period comparisons. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         U.S. Vision maintains its corporate headquarters at 1 Harmon Drive, Glen Oaks Industrial Blvd., Glendora, New Jersey, 08029. The Company's telephone number is (609) 228-1000.

General

         The Company is a retailer of optical products and services through retail optical departments licensed to operate within national and regional department host stores and through a limited number of freestanding retail locations. As of January 31, 1998, the Company operated 570 locations in 48 states, consisting of 507 licensed departments and 63 freestanding stores. The Company currently operates 381 J.C. Penney Company, Inc. ("J.C. Penney") retail optical departments and is J.C. Penney's primary optical licensee. In addition, the Company operates 58 Sears retail optical departments and 68 retail optical departments in regional department stores. The Company's freestanding stores are generally located in malls and shopping centers.

         U.S. Vision's retail optical departments are generally full-service retail vision care stores that offer an extensive selection of designer brands and private label prescription eyewear, contact lenses, sunglasses and accessories with an on-premises, independent optometrist who performs complete eye examinations and prescribes eyeglasses and contact lenses. The Company's extensive selection of designer and private label branded eyewear allows the Company to tailor its merchandise selection to meet the needs of the Company's host store customers. See "Business -- Products and Services -- Merchandise Selection" and "Store Operations."

         U.S. Vision operates a single, modern optical laboratory, distribution and lens grinding facility where it fills customer orders for prescription eyewear and maintains a central inventory of frames. Customer orders are placed at the retail stores and are phoned or electronically transmitted into the central optical laboratory daily, where the lenses are ground, cut, finished and custom fitted to optical frames in the size and style selected by the customer. The finished eyewear is then shipped to the retail store for delivery to the customer within one day upon request, otherwise generally within three days. See "Business -- Optical Laboratory and Distribution." Through Styl-Rite, the Company manufactures, imports and distributes optical frames and sunglasses principally for sale in its optical stores and to a lesser extent for sale to third party retailers.

         Since 1991, the Company has been a national provider of managed vision care benefits through its participation in managed vision care programs which offer comprehensive eyewear benefits to managed care participants. The Company currently generates approximately 32% of its revenues from its participation in managed vision care programs. See "Business -- Managed Vision Care."

Products and Services

         Merchandise Selection. U.S. Vision carries a full selection of men's, women's and children's eyeglass frames, a complete line of contact lenses, sunglasses and ancillary products for eyeglasses and contact lenses. Prescription eyewear and accessories accounted for 86% of the Company's sales during fiscal 1997. The Company offers an extensive selection of designer and private label branded eyewear. Designer eyeglass frames offered include Guess, Nautica, Halston and Perry Ellis, among others and, at certain stores, Giorgio Armani, Calvin Klein and Polo Ralph Lauren. The Company also offers private label branded eyeglass frames such as Hunt Club, Arizona, Ashley Stewart, Oliver Winston and Rascals, among others. U.S. Vision offers a wide variety of value-added eyewear features and services on which it realizes a higher gross margin such as lightweight, virtually unbreakable polycarbonate lenses, including Kodak progressive lenses and plastic photochromic lenses, as well as scratch resistant and anti-reflective coatings. The Company carries a complete line of contact lenses by major contact lens manufacturers such as Bausch & Lomb, Wesley Jessen, and Johnson & Johnson, including daily wear and extended wear soft contact lenses and cosmetic tinted lenses. During fiscal 1997, contact lenses accounted for approximately 14% of the Company's sales.

         Pricing. U.S. Vision maintains a promotional pricing strategy which stresses a quality product delivered with superior service at a competitive price. The Company's frames and lenses are generally competitively priced, with prices varying based on geographic region. While the Company earns a higher gross margin on its private-label lines, designer frames generally command premium prices, resulting in higher gross profit dollars per transaction.

         Full Customer Service. U.S. Vision strives to provide its customers with exceptional care and value by combining the personal service typically associated with a private optometrist with the broad product selection and competitive prices of a large optical retailer. Management believes that providing superior customer service from knowledgeable and courteous employees complements the customer-oriented policies of its department store hosts.

Managed Vision Care

         Since 1991, U.S. Vision has been a participating provider of managed vision care benefits primarily through Vision One, a national vision care program which offers comprehensive eyewear benefits to over 40 million covered lives through a network of over 2,000 optical locations. Managed care programs are marketed directly to employers, employee benefit plan sponsors and insurance companies such as General Motors, Metropolitan Life, Aetna, Cigna, John Hancock and Blue Cross/Blue Shield. Managed care programs give employers the opportunity to offer their employees a group discount at retail optical locations of participating providers with minimal direct cost to the employer. The discounts vary under the plans from fixed percentage discounts to fixed dollar amounts with the balance paid by the subscriber. As a result of these benefits, management believes that many managed care participants have vision examinations on a regular basis and may become more frequent customers of U.S. Vision. In addition, managed care participants frequently apply their discounts and allowances toward the purchase of premium eyeglass products and related accessories. Under the terms of the Company's contract with Cole National, a competitor of the Company and the owner of the Vision One program, the Company pays an administrative fee for each Vision One member transaction. The Company's contract with Cole National expires in 2002. The Company retains the right, though it has not exercised it in the past, to refuse to participate in particular Vision One programs under which it cannot profitably provide goods and services, and to participate in other managed care vision plans under certain conditions. Approximately 32% of the Company's revenues are generated from its participation in various managed vision care programs.

Store Operations

         Location and Layout. U.S. Vision operates most of its stores on the premises of national and regional host department stores. These stores generally operate under names such as "J.C. Penney Optical Center" and "Sears Optical," which associate the departments with the host store. The Company's retail optical departments generally operate under a lease or license arrangement through which the host store collects the sales receipts, retains an agreed upon percentage of sales, which is recorded as rent expense by the Company, and remits the remainder to the Company on a regular basis. The Company's leased retail optical departments typically range in size from 500 to 800 square feet. The Company's retail optical departments are located within the host department store near the host store's other licensed departments such as the beauty salon and photography studio. Management believes that the location of its retail optical departments within a host store influences the Company's ability to take full advantage of the host store's customer traffic.

         Each store follows a standard merchandise layout plan which is designed to emphasize fashion, invite customer browsing and enhance the customer's shopping experience. All of the Company's stores are similar in appearance and are operated under certain uniform standards and procedures. The Company has developed a new store prototype design and all of the Company's new and remodeled retail optical departments are designed in accordance with this prototype.

         U.S. Vision's freestanding stores operate under various trade names such as Royal Optical, Service Optical and Wall & Ochs and are located in malls and shopping centers. A limited number of these stores are housed in freestanding buildings with adjacent parking facilities. The Company's freestanding stores generally range in size from 900 to 1,400 square feet.

         Store Management. The Company's store management structure consists of field managers and store managers. The store managers, along with two to three associates known as Optechs, are responsible for the day-to-day operations of each of the Company's retail optical departments. Optechs undertake a comprehensive training program that familiarizes them with the Company's product lines, customer services, store procedures and automated systems. The Company's national Director of Training is responsible for overseeing the training of the Optechs and updating the Company's training materials. Management believes that providing knowledgeable and responsive customer service is an important element of its success and, accordingly, has developed and implemented a variety of employee training and incentive programs.

         On-Site Independent Optometrist. The Company has made arrangements with licensed optometrists to provide eye examination services at or adjacent to its retail locations in those states where it is permitted. See "Government Regulations." The independent optometrists sublease space and equipment from the Company or from the host store. The Company and the optometrists do not share in each other's revenues. Management believes the presence of the optometrists at the stores leads to repeat customers and reinforces the quality and professionalism of each store.

Relationship with Host Stores

         Most of the Company's stores operate as licensed optical departments within a host department store such as J.C. Penney, Sears, Federated (Rich's, Burdines and Lazarus), May (Strawbridge's, Kaufmann's, Famous Barr and L.S. Ayres), Marshall Field's and Carson Pirie Scott, among others. Management believes that the Company's relationships with its host stores provide several competitive advantages such as: (i) low operating expenses; (ii) low initial capital investment; (iii) loyal host store customer base; (iv) established host store advertising and marketing programs; (v) one-stop shopping convenience; and (vi) access to the host store's private label credit card. Management believes its hosts' reputation of quality, trust and value further enhances the Company's customer relations.

         Management believes it has developed excellent relationships with the host stores in which it operates. Management strives to continue to enhance these relationships. The Company routinely consults with the host stores about the size and placement of the Company's optical departments within newly opened or remodeled host stores.

         The Company's retail optical departments within J.C. Penney stores are subject to a master lease that expires in December 2003. Since 1992, the Company has opened 138 retail optical departments within J.C. Penney and currently has 381 locations within J.C. Penney. The Company's master lease with J.C. Penney provides that only a limited number of the Company's J.C. Penney optical centers may be closed by J.C. Penney in any calendar year without cause. This limitation, however, does not apply if J.C. Penney closes an entire J.C. Penney department store, either temporarily or permanently. The lease also provides that J.C. Penney will reimburse the Company for certain costs relating to the closed department. The Company's optical departments within Sears stores are each subject to a lease which provides for a year-to-year term, subject to early termination by either party, without cause, on thirty-days prior written notice. The Company's retail optical departments located within other department stores are subject to lease arrangements which contain short notice lease termination provisions. These leases provide for monthly lease payments based upon a percentage of the Company's sales at each location.

Marketing and Advertising

         U.S. Vision engages in a variety of marketing and promotional efforts to maintain and strengthen its customer base. The Company's advertising program is targeted at the department store consumer and is designed to convey a message of value, fashion, convenience and trust to its customer base. The Company works with each of its host stores to design advertising programs that convey this message in a manner consistent with that of the host store and are targeted at the specific customer base. For example, the Company works with J.C. Penney to develop targeted catalog inserts which advertise the Company's J.C. Penney optical departments. These advertising promotions generally mention the availability of on-site professional eye examinations and the Company's acceptance, as a participating provider of managed vision care benefits, of the discounts and allowances offered by managed vision care plans. These targeted inserts are mailed to selected customers based on previous spending patterns at the host store. The Company actively supports its stores by providing local advertising in individual geographic markets. U.S. Vision has an in-house advertising department which permits it to respond quickly to fashion trends, competitor advertising and promotional initiatives.

Optical Laboratory and Distribution

         U.S. Vision operates a 60,000 square foot modern optical laboratory, distribution and lens grinding facility adjacent to its headquarters in Glendora, New Jersey. Customer orders for prescription eyewear, sunglasses and contact lenses are phoned in or, as stores are brought on-line with the Company's new management information system, electronically transmitted daily from each of the Company's store locations to its central laboratory. See "Business -- Management Information Systems." Customer orders generally are processed and shipped to stores within three working days and can be completed overnight if requested by the customer. Most prescription lenses are completed from semi-finished polycarbonate or plastic lenses obtained from third-party suppliers. These lenses are finished in a highly technical process that grinds the surface of the lens to fit the prescription utilizing modern grinding equipment, much of it computer-guided. The lenses are then custom fitted to optical frames in the size and style selected by the customer. Other prescriptions, including many standard prescriptions, can be manufactured by cutting and edging a prefinished lens, also purchased from a third-party supplier, to fit the frames selected. Contact lenses, accessories and non-prescription sunglass orders are filled from available stock and shipped to the Company's retail optical departments.

         The Company's laboratory is furnished with machinery capable of custom grinding, polishing, cutting, edging, tinting and coating prescription lenses. In fiscal 1997, the Company purchased new anti-reflective coating equipment for the laboratory to improve the turnaround time for this specialty coating. Management believes it has the manufacturing capacity in its laboratory to accommodate all of the Company's projected growth for the foreseeable future.

Purchasing

         The Company's relationships with its vendors and Styl-Rite's manufacturing and importing capability have enabled the Company to gain access to a wide array of brand name product offerings. As a leading retailer of eyewear in the United States, U.S. Vision purchases significant quantities of frames, lenses and contact lenses from its suppliers. In most cases, such purchases are not made under long-term contracts. In fiscal 1997, no single supplier or manufacturer accounted for 10% or more of total purchases. All raw materials for products manufactured by the Company are available from numerous suppliers.

         Through Styl-Rite, the Company manufactures, imports, and distributes optical frames and sunglasses for sale primarily in its own stores, and for sale to third party optical retailers. Through various licenses and sublicenses, Styl-Rite imports metal frames and manufactures plastic frames which bear the designer, brand name and private label names sold by the Company.

Management Information Systems

         Currently, customer prescription orders for the Company's optical products are prepared by the stores on order forms and the details of each order are phoned in daily to the Company's centralized laboratory. These orders are then entered into the laboratory's order entry system which, for lenses, also makes the necessary optical calculations to grind and finish the lenses to the correct prescription and shape them to the dimensions of the frame selected by the customer. The present laboratory order entry system also tracks each order through every step of the manufacturing process until the finished product is shipped to the retail optical department.

         In fiscal 1997, the Company began to design an integrated management information system, which includes an automated order entry system at each of its optical stores, and new manufacturing and financial systems in the Company's corporate headquarters. This new integrated system is designed to facilitate the transmission of the order to the laboratory and provide the Company with improved order pricing and costing capability. This new system is also designed to provide the stores with the capability to capture sales and customer information, including prescription data, enhancing the Company's ability to monitor sales and merchandise trends and to improve customer service after the sale. In addition, the automated order entry system is designed to enable the stores to validate, at the time of sale, whether a particular frame selected by the customer is in stock and whether the combination of the customer's prescription, selected lenses and frame is within manufacturing tolerances. The integrated information system is expected to enhance the Company's operating efficiencies by permitting all orders to be electronically transmitted from the stores to the laboratory. The Company has completed its implementation of the new financial accounting and reporting systems in its corporate headquarters and commenced the implementation of the integrated manufacturing systems in its laboratory. The Company is currently in the design and testing phase of the automated order entry portion of the system. There can be no assurance that the Company will be able to implement and operate this information system effectively or that the system will produce the expected benefits.

Year 2000 Compliance

         The Company is in the process of assessing Year 2000 Compliance for all of its software applications. Although the Company may incur some expenses in connection with making certain modifications to its software applications to make them Year 2000 compliant, in the opinion of management, any such expenses are not expected to have a material adverse effect on the Company's business, operations or financial condition.

Competition

         The Company competes with other national, regional, and local retail optical chains and independent optical retailers. Optical retailers generally serve individual or local markets, and, as a result, competition is fragmented and varies substantially among locations and geographic areas. Although the retail optical industry is highly competitive, management believes none of the Company's competitors has more than a 7% market share based on revenue. The principal competitive factors affecting the Company's retail operations are merchandise selection, quality and consistency of products and services, price, location within the host store, convenience, availability of on-site professional eye examinations and access to a host store's private label credit card. The retail optical industry engages in price-related promotions as a standard marketing practice. Several of the Company's competitors have greater financial and other resources than the Company, which may enable competitors to pursue more aggressive pricing and promotional strategies at the expense of profits for longer periods of time than the Company.

         The ability of the Company to achieve its growth strategy by opening new retail optical departments in existing and new host stores is dependent on the Company's ability to obtain suitable optical locations within existing and new host stores. Management does not believe that the Company's growth strategy will be adversely effected by the fact that some competitors operate more retail optical departments in host stores than the Company. In addition, the Company's ability to obtain locations within host stores is dependent on whether or not the host store's management decides to include an optical department within a particular host store.

         Additionally, the Company faces competition from advances in vision correction technologies, including laser surgery and other surgical vision correction procedures. This could result in decreased demand for eyeglasses and contact lenses.

         To the extent U.S. Vision's customers may not be covered by its eye care benefit plans, the Company may compete with other vision care benefit plans and retailers who provide alternative vision care plans. As the number of national and regional managed vision care programs increase, competition for customers will intensify among the various vision care programs.

Employees

         As of January 31, 1998, the Company had approximately 2,425 full-time and part-time employees, of which: (i) approximately 1,950 were employed in the Company's retail outlets; (ii) 300 were employed in manufacturing and distribution in the Company's laboratory in Glendora, New Jersey; (iii) 75 were employed at the Company's Styl-Rite manufacturing facility in Miami; and
(iv) 100 were employed in administrative, marketing and managerial positions at the Company's headquarters in Glendora.

         Approximately 60 of the Company's employees at the Styl-Rite facility are subject to a collective bargaining agreement with the United Optical Workers that expires in 2000. The Company has never experienced a work stoppage or other organized labor dispute and considers its labor relations to be good.

Government Regulation

         The Company is subject to a variety of federal, state and local laws, rules and regulations affecting the health care industry and the delivery of health care services. State and local legal requirements vary widely among jurisdictions and are subject to frequent change. Federal legal requirements are also subject to change.

         Relationships between the Company and independent optometrists and ophthalmologists are subject to federal, state and local laws and regulations. State laws generally prohibit the practice of medicine and optometry by unlicensed practitioners. In addition, many states prohibit medical practitioners and optometrists from splitting fees with business corporations such as the Company and prohibit the practice of medicine and optometry by corporate entities. Some states have enacted laws governing the ability of ophthalmologists and optometrists to enter into contracts to provide professional services with business corporations or lay persons. Some states prohibit the Company from computing its fee for rent, equipment leases and management services provided by the Company based on a percentage of the gross revenue of the ophthalmologists and the optometrists. Such requirements are particularly comprehensive in California and Texas, where the Company operates a significant number of stores. Further, some states restrict the location of optometric offices in relation to optical stores, such as the Company's, and regulate advertising and the solicitation of prospective patients.

         Relationships between the Company and independent ophthalmologists and optometrists are also subject to the fraud and abuse provisions of the federal Social Security Act which include the "anti-kickback" laws. The anti-kickback laws prohibit the offering, payment, solicitation or receipt of any direct or indirect remuneration for the referral of Medicare or Medicaid patients or for the ordering or providing of Medicare or Medicaid covered services, items or equipment. Violations of these laws may result in substantial civil or criminal penalties for individuals or entities and exclusion from participation in the Medicare and Medicaid programs. Several states, including states in which the Company operates, have adopted similar laws that cover patients with private health insurance coverage as well as those covered by government programs.

Although management believes it is not in violation of the anti-kickback laws, the applicability of these provisions has been subject to only limited judicial and regulatory interpretation. In addition, certain of the Company's products, specifically frames manufactured by Styl-Rite, must comply with standards set by the United States Food and Drug Administration.

         The Company, as well as the independent optometrists providing services in or adjacent to the Company's stores, from time to time receive inquiries from regulatory bodies regarding its compliance with applicable state and local regulations. If the Company's relationships with ophthalmologists and optometrists are challenged, the Company may be required to alter the manner in which it conducts its business. There can be no assurance that a review of the Company's business by courts or regulatory authorities will not result in determinations that could adversely affect the operations of the Company or that new laws, regulations or interpretations of current laws and regulations will not have a material adverse effect on the Company's business, financial condition or results of operations.

Item 2. PROPERTIES

         The Company owns a 20,000 square foot facility in Glendora, New Jersey, which serves as the Company's corporate headquarters and a neighboring 60,000 square foot optical laboratory and distribution facility. The real property on which these facilities are located, as well as the buildings and certain equipment located therein, secure the Company's obligations under the DRPA Term Loans. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations--Liquidity and Capital Resources." Styl-Rite, the Company's frame manufacturing and importing operation, owns and operates a 40,000 square foot facility in Miami, Florida. The real property on which this facility is located, as well as the building, secure the Company's obligations under the revolving line of credit and term loan. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations--Liquidity and Capital Resources."

         In fiscal 1997, the Company leased a 24,000 square foot warehouse adjacent to its corporate headquarters in Glendora, New Jersey. The lease has a three-year term and expires in 2000. The Company has an option to purchase this facility.

         U.S. Vision's freestanding store locations are subject to lease arrangements which contain varying terms and are not subject to short notice lease termination provisions. The leases provide for monthly base lease payments plus, under certain circumstances, include an additional rent provision based on a percentage of the Company's sales at each location.

Item 3. LEGAL PROCEEDINGS.

         The Company is subject to various pending and threatened litigation from time to time in the ordinary course of business. Although all litigation involves some degree of uncertainty, in the opinion of management, liabilities, if any, arising from such litigation or threat thereof are not expected to have a material adverse effect on the Company.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                    PART II


Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock is traded on Nasdaq under the symbol "USVI." The Company completed its initial public offering of 2,500,000 shares of Common Stock on December 5, 1997 and the first day of trading in the Common Stock was December 1, 1997.

         For the period indicated below, the following table sets forth the high and low bid information of the Common Stock as reported on Nasdaq, rounded to the nearest eighth of a dollar.

        Fiscal 1997                                 High              Low
        -----------                                 ----              ---

        December 1, 1997 - January 31, 1998         $9.75            $8.50

         As of April 27, 1998, there were 58 record holders of the Company's Common Stock. The Company has not declared or paid any cash dividends on the Common Stock since its organization. Under the terms of the Company's revolving bank line of credit, the Company's ability to pay cash dividends to its stockholders is restricted.

Item 6. SELECTED FINANCIAL DATA.

         The selected consolidated financial information regarding the Company's financial position and operating results set forth below for the years ended January 31, 1998 and 1997, the ten months ended January 31, 1996, and the years ended March 31, 1995 and 1994 have been derived from the audited consolidated financial statements of the Company which have been audited by Ernst & Young LLP, independent certified public accountants. The selected consolidated financial data set forth below should be read in conjunction with the consolidated financial statements of the Company and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

                                                                            Ten Months
                                                                               Ended
                                               Year Ended January 31,       January 31,               Year Ended March 31,
                                             1998                  1997       1996(1)                1995            1994
                                             ----                  ----      ---------               ----            ----
                                                        (In thousands, except share and per share data)
Statements of Operations Data:
Net sales............................           $122,763      $ 111,544           $ 91,172         $112,283       $116,468
Cost of sales........................             38,584         34,273             29,652           35,139         34,851
                                                 -------         ------           --------         --------        -------
Gross profit.........................             84,179         77,271             61,520           77,144         81,617
Operating expenses:
 Selling, general and
  administrative.....................             73,367         68,366             61,598           70,506         77,741
 Depreciation and amortization.......              3,390          3,271              2,608            3,654          4,563
 Write-off of goodwill(2)............                 --             --              8,067               --             --
 Writedown of Dallas facility(3)                      --             --              1,305            2,100             --
 Store closings and
   disposals(4)......................               (389)            --             10,473               --            272
                                                 -------         ------           --------         --------        -------
              Total operating expenses            76,368         71,637             84,051           76,260         82,576
                                                 -------         ------           --------         --------        -------
Operating income (loss)..............              7,811          5,634            (22,531)             884           (959)
Interest income (expense), net.......             (2,486)        (3,499)            (2,041)          (1,443)           144
                                                 -------         ------           --------         --------        -------
Income (loss) before income tax
 (benefit)...........................              5,325          2,135            (24,572)            (559)          (815)
Income tax (benefit).................                 --             --             (1,686)            (463)           175
                                                 -------         ------           --------         --------        -------
Net income (loss)....................            $ 5,325         $2,135           $(22,886)       $     (96)     $    (990)
                                                 =======         ======          =========        =========       ========

Net income (loss) per share(5).......           $    .90       $    .41          $   (4.33)       $   (0.02)     $   (0.39)
                                                ========       ========         ==========        =========     ==========
Shares used in computing net
   income (loss) per share -- (5)....          5,651,954      5,261,543          5,282,668        5,119,041      2,544,042
                                               =========      =========          =========        =========      =========
Net income (loss) per share --
assuming dilution (6)................            $  0.89        $  0.40          $   (4.33)       $   (0.02)     $   (0.39)
                                                 =======        =======          =========        =========      =========
Shares used in computing net
  income (loss) per share --
 assuming dilution (6)...............          5,758,411      5,368,700          5,282,668        5,119,041      2,544,042
                                               =========      =========          =========        =========      =========

Net income per share --
 pro forma(7)........................            $  0.96
                                                 =======
Shares used in computing net
 income per share -- pro forma(7) ...          7,868,700
                                               =========


                         Footnotes on following page.

                                                                         Ten Months
                                                                            Ended
                                          Year Ended January 31,         January 31,            Year Ended March 31,
                                         1998              1997            1996(1)            1995               1994
                                         ----              ----           ---------           ----               ----

Selected Operating Data:
Stores open at end of period:
 Licensed departments .......              507               488               467               452               440
Freestanding stores .........               63                66                73               143               202
                                      --------          --------          --------          --------          --------
Total stores ................              570               554               540               595               642
Comparable store sales
 increase(8) ................              9.2%              8.3%              6.3%             10.4%              2.9%
Net sales per store(9) ......         $220,000          $200,000          $185,000          $178,000          $162,000


                                                      January 31,                                    March 31,
                                      ---------------------------------------------        ----------------------------
                                         1998             1997              1996               1995              1994
                                         ----             ----              ----               ----             ------
Balance Sheet Data:
Cash ........................         $    365          $    374          $  1,529          $  3,528          $    588
Working capital .............           17,967            11,321            12,252            20,617            14,351
Total assets ................           60,129            54,403            53,033            64,587            61,310
Long-term debt ..............            8,296            22,623            21,516            15,649            15,626
Stockholders' equity ........           38,818            13,810            11,897            35,287            29,161

--------
(1) The difference in duration of this period must be considered in making period-to-period comparisons. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."
(2) Represents write-off of goodwill related to the 1990 acquisition of Royal. The goodwill was attributed to the closing of the Dallas facility and closed or otherwise liquidated stores described in notes (3) and (4) below, respectively. The write-off was determined based upon a measurement of the remaining undiscounted operating cash flows of the Company.
(3) Represents the writedown of the Dallas facility, which was closed by the Company in connection with its plan to consolidate its laboratories into a single facility.
(4) Represents lease termination costs, write-off of leasehold improvements and other related costs associated with the closing and disposal of stores during fiscal 1992 through 1995. As a result of favorable settlements on the terminated leases, the Company realized a gain in fiscal 1997.
(5) Net income per share has been computed using the weighted average number of shares outstanding after giving effect for all periods presented to the 64-for-1 stock dividend and the conversion of all outstanding Series A Preferred Stock and Series C Preferred Stock into Common Stock upon the closing of the Company's initial public offering as described in Note 1 to Notes to Consolidated Financial Statements. Cash dividends on preferred stock of $217,000 were deducted from net income in computing net income per share for the year ended January 31, 1998.
(6) Net income per share -- assuming dilution has been computed using the weighted average number of shares outstanding after giving effect for all periods presented to the 64-for-1 stock dividend and the conversion of all outstanding Series A Preferred Stock and Series C Preferred Stock into Common Stock upon the closing of the Company's initial public offering as described in Note 1 to Notes to Consolidated Financial Statements. In addition, common share equivalents such as stock options are included in the computation for the years ended January 31, 1998 and 1997. Cash dividends on preferred stock of $217,000 were deducted from net income in computing net income per share - assuming dilution for the year ended January 31, 1998.
(7) Net income per share -- pro forma is calculated by dividing net income after adjustment for applicable interest expense, net of tax ($2,207,700) by the adjusted number of weighted average shares outstanding after giving effect to the 2,500,000 shares that were sold at the initial public offering price to repay $20,375,000 of debt.
(8) Comparable store sales reflect existing stores that were open on the first day of the prior fiscal period.
(9) Net sales per store is determined by dividing net sales by the average number of stores in operation at the beginning and end of each fiscal period. For the ten months ended January 31, 1996, this figure has been calculated on an annualized basis.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General Overview

     The Company's net sales consist primarily of retail sales of prescription eyewear and contact lenses, net of refunds and allowances for customer returns. The Company's sales are influenced by customer traffic in its host department stores, the successful implementation of its promotional programs and its participation in various managed vision care plans. The principal components of the Company's cost of sales include the cost of materials, including eyeglass frames and lenses, as well as manufacturing, assembly, labor and overhead costs associated with operating the Company's centralized optical laboratory. Prices of frames vary widely, from the very inexpensive to high-end designer brands.

     The Company's selling, general and administrative expenses include primarily labor-related expenses at the store level, rent and occupancy costs, managed vision care costs, advertising and administrative expenses. The Company's rent paid to the host store is calculated as a percentage of net sales within each retail optical department. Freestanding store rent is generally a fixed monthly payment plus, in many cases, a percentage of net sales above certain revenue levels. Flat fees per transaction are paid by the Company to vision care plans in which the Company participates.

     Unusual charges in fiscal 1995 include the write-off of goodwill, writedown of the closed Dallas optical laboratory and former corporate headquarters and reserves for lease terminations and other costs associated with store closings and disposals. Management believes that the Company has adequately reserved for all previous store closing costs. The Company's other expenses include principally interest paid or accrued on outstanding indebtedness.

     Prior to January 31, 1996, the Company's fiscal year ended on March 31. Effective January 31, 1996, the Company changed its fiscal year end to January
31. References herein to "fiscal 1994" refer to the Company's fiscal year ended March 31, 1995. Similarly, references to "fiscal 1995," "fiscal 1996" and "fiscal 1997" refer to the ten months ended January 31, 1996, the fiscal year ended January 31, 1997 and the fiscal year ended January 31, 1998, respectively. The differences in period durations must be considered in making period-to-period comparisons.

Results of Operations

     The following table sets forth selected statement of operations items expressed as a percentage of net sales for the periods indicated:

                                                                              Ten Months
                                                                                Ended
                                                  Year Ended January 31,      January 31,
                                                  1998            1997           1996
                                                  ----            ----        -----------

Net sales ............................           100.0%          100.0%         100.0%
Cost of sales ........................            31.4            30.7           32.5
                                                 -----           -----          -----
 Gross profit ........................            68.6            69.3           67.5

Operating expenses:
 Selling, general and administrative .            59.8            61.3           67.6
 Depreciation and amortization .......             2.7             2.9            2.8
                                                 -----           -----          -----

Operating income (loss), excluding
 unusual charges .....................             6.1             5.1           (2.9)
Unusual charges (gains) ..............            (0.3)            --            21.8
                                                 -----           -----          -----

Operating income (loss) ..............             6.4             5.1          (24.7)
Other expense ........................             2.1             3.2            2.2
Net income (loss) ....................             4.3%            1.9%         (25.1%)

Fiscal 1997 Compared to Fiscal 1996

         Net sales increased $11.2 million, or 10.0%, from $111.5 million for fiscal 1996 to $122.8 million for fiscal 1997. A 9.2% increase in comparable store sales accounted for $9.5 million of the increase in net sales and new store openings accounted for the remaining $1.7 million of the increase. The increase in comparable store sales was the result of an increase in the number of eyeglasses sold, as well as an increase in value added eyewear features, such as anti-reflective coating and accessory kits.

         Cost of sales increased by $4.3 million, or 12.6%, from $34.3 million in fiscal 1996 to $38.6 million in fiscal 1997. The increase was due principally to the $11.2 million increase in net sales. As a percentage of net sales, cost of sales increased from 30.7% in fiscal 1996 to 31.4% in fiscal 1997. The increase was attributable to increased sales of designer and branded frames and lenses. Although the Company realizes a lower gross margin on the sale of these products, designer and branded frames and lenses provide the Company with higher gross profit dollars per transaction.

         Selling, general and administrative expenses increased by $5.0 million, or 7.3%, from $68.4 million in fiscal 1996 to $73.4 million in fiscal 1997. The increase was principally due to an increase in retail salaries associated with new store openings and greater department store rents which are tied directly to sales volume. As a percentage of net sales, selling, general and administrative expenses decreased from 61.3% in fiscal 1996 to 59.8% in fiscal 1997 as increases in revenue enabled the Company to leverage its fixed expenses and take advantage of operating efficiencies.

         Depreciation and amortization increased slightly by $0.1 million, or 3.6%, from $3.3 million in fiscal 1996 to $3.4 million in fiscal 1997.

         Unusual gains for fiscal 1997 of $0.4 million consisted of $0.7 million income resulting from favorable settlements of lease liabilities that were established in connection with the closing and disposal of freestanding stores in fiscal 1995, net of a $0.3 million loss recognized on the sale of the Dallas facility.

         Other expense, representing principally interest expense, decreased by $1.0 million, or 28.9%, from $3.5 million in fiscal 1996 to $2.5 million in fiscal 1997. The decrease was due to: (i) a reduction of the interest rate on the Company's subordinated debentures (the "Subordinated Debt") from an accrual rate of 20% in fiscal 1996 to 12% in fiscal 1997 when the Company agreed to make cash interest payments and (ii) the repayment of debt in connection with the completion of the initial public offering in December 1997. See "Liquidity and Capital Resources."

Fiscal 1996 Compared to Fiscal 1995 (ten month period)

         Net sales increased by $20.4 million, or 22.3%, from $91.2 million for fiscal 1995 to $111.5 million for fiscal 1996. This increase was due to:
(i) $21.1 million in net sales in February and March 1995 not included in fiscal 1995 due to the change in year end; (ii) an $8.1 million increase in comparable store sales resulting from a higher number of eyeglasses sold; and
(iii) a $3.6 million increase attributable to new stores, offset by: (i) a $12.2 million decrease due to store closings; and (ii) a $0.2 million decrease in third-party sales at Styl-Rite in fiscal 1996.

         Cost of sales increased by $4.6 million, or 15.6%, from $29.7 million in fiscal 1995 to $34.3 million in fiscal 1996. The $20.4 million increase in net sales accounted for $6.1 million of the increase in cost of goods sold, which was offset by a one-time inventory write-off of $1.5 million recorded in fiscal 1995. This write-off was taken on merchandise that was rendered unsalable due to the closing of 87 underperforming freestanding stores and 52 Super Kmart optical departments. As a percentage of sales, cost of sales decreased from 32.5% in fiscal 1995 to 30.7% in fiscal 1996 due primarily to the write-off.

         Selling, general and administrative expenses increased by $6.8 million, or 11.0%, from $61.6 million in fiscal 1995 to $68.4 million for fiscal 1996. This net increase was attributable to $12.3 million in February and March 1995 operating expenses not included in fiscal 1995 due to the change in year end, which was offset by a $5.5 million decrease in fiscal 1996 in salaries, rent and advertising due to the closure of non-performing stores in fiscal 1995. As a percentage of net sales, selling, general and administrative expenses decreased from 67.6% for fiscal 1995 to 61.3% for fiscal 1996. The decrease, as a percentage of sales, was primarily due to: (i) the leverage achieved by the 8.3% increase in comparable store sales in fiscal 1996; and (ii) the elimination in fiscal 1996 of expenses relating to the 139 unprofitable stores that were open for most of fiscal 1995.

         Depreciation and amortization increased by $0.7 million, or 25.4%, from $2.6 million in fiscal 1995 to $3.3 million in fiscal 1996 due principally to the change in year end and resulting ten-month period in fiscal 1995.

         Unusual charges for fiscal 1995 included the write-off of $8.1 million in goodwill caused by the cumulative effect of the closure of 194 stores over the last three years and the closure of the Dallas production facility. Also in fiscal 1995, the Company recorded a charge of $10.5 million related to the closure of 139 stores in fiscal 1995 and an additional $1.3 million writedown of the Dallas facility to reflect a revision to its estimated net realizable value.

         Other expense, representing principally interest expenses, increased by $1.5 million, or 71.4%, from $2.0 million for fiscal 1995 to $3.5 million for fiscal 1996. The increase was caused principally by: (i) the $1.6 million in additional interest in fiscal 1996 accrued as a result of the Subordinated Debt that was put in place in the beginning of fiscal 1996; and (ii) a $0.4 million fee paid in connection with the renewal of the Subordinated Debt in January 1997, offset by a $0.7 million reduction in fiscal 1996 of interest paid on bank debt related to a decrease in total borrowings.

Quarterly Fluctuations

     The Company's financial position and results of operations are affected by seasonal fluctuations in sales and operating profits. The Company's sales and operating profits are generally lower in the fourth quarter, due to the Christmas season, which has historically been a period of reduced sales of prescription optical products. This trend has been mitigated somewhat by the increase in vision care sales under plans which are on a calendar year basis and require participants to use or lose their benefits annually. Quarterly sales can also be affected by the timing and amount of sales contributed by new stores. Accordingly, the results of operations for interim periods are not necessarily indicative of results for the entire fiscal year.

The following tables set forth certain unaudited financial data for the quarters indicated:

                                     Fiscal 1997 Quarter Ended                  Fiscal 1996 Quarter Ended
                           --------------------------------------------------------------------------------------
                           April 30,  July 31,   Oct. 31    Jan. 31        April 30,  July 31,   Oct. 31  Jan. 31
                             1997      1997        1997      1998            1996       1996      1996      1997
                           ---------  --------   -------    -------        ---------  --------   -------  -------
                                                  (In thousands, except percentages)

Net sales ...............  $ 31,239  $ 30,815   $ 31,509  $ 29,200        $  29,616  $ 27,756  $ 27,972  $26,200
Gross profit.............    21,597    21,018     21,710    19,854           20,370    19,257    19,504   18,140
% of net sales...........     69.1%     68.2%      68.9%     68.0%            68.8%     69.4%     69.7%    69.2%
Operating income.........  $  2,370  $  1,778   $  1,814  $  1,849        $   2,169  $  1,468  $  1,484  $   513
% of net sales...........      7.6%      5.8%       5.8%      6.3%             7.3%      5.3%      5.3%     2.0%
Net income (loss)........   $ 1,780  $  1,153   $  1,165  $  1,227        $   1,385  $    700  $    682    ($632)(1)
% of net sales...........      5.7%      3.7%       3.7%      4.2%             4.7%      2.5%      2.4%    (2.4%)
 Net income per share....   $  0.32  $   0.21   $   0.22  $   0.15        $    0.26  $   0.14  $   0.13   ($0.12)
 Net income per share --
   assuming dilution.....   $  0.32  $   0.20   $   0.22  $   0.15        $    0.26  $   0.13  $   0.13   ($0.12)

--------
(1) Includes $0.4 million fee paid in connection with the renewal of the Subordinated Debt.

Income Taxes

         As of January 31, 1998, the Company had net operating loss carryforwards of approximately $23,000,000 which will begin to expire in the year 2006. Approximately $12,500,000 of these carryforwards are available to offset future taxable income without limitation and approximately $10,500,000 of these carryforwards (the "Restricted NOLs") are significantly limited due to ownership changes experienced by the Company prior to 1998. As a result of these limitations, approximately $780,000 of the Restricted NOLs will become available for use each year through the year 2008. The remaining Restricted NOLs are expected to expire unutilized. A valuation allowance has been established to fully reserve the future benefit of all the net operating loss carryforwards.

Liquidity and Capital Resources

         The Company's capital requirements are generally related to new store openings, remodeling of existing stores and upgrading product for existing stores. Starting in fiscal 1996 and continuing through fiscal 1999 the Company has required and will require additional capital to fund the development and implementation of an integrated management information system. The Company's working capital requirements are also seasonal and traditionally peak at the end of the fourth quarter and the beginning of the first quarter. Cash and working capital at January 31, 1998 were $365,000 and $18.0 million, respectively, compared to $374,000 and $11.3 million, respectively at January 31, 1997. The increase in working capital at January 31, 1998 is primarily attributable to: (i) an increase in accounts receivable due to increased sales; (ii) a decrease in accrued interest and the current portion of long-term debt due to the repayment of outstanding debt from proceeds of the December 1997 initial public offering; and (iii) the reduction of lease termination liabilities as a result of the settlement of leases on freestanding stores closed in fiscal 1995.

         For the year ended January 31, 1998, cash provided by operating activities was $1.8 million compared to $4.2 million in fiscal 1996. The decrease was due principally to: (i) a $1.9 million increase in accounts receivable due to an increase in billable managed care sales as well as an increase in sales from new store openings; and (ii) an $0.5 million decrease in accrued expenses, including a decrease in the lease termination accrual.

         Net cash used in investing activities in fiscal 1997 was $5.2 million compared to $4.5 million in fiscal 1996 and $4.8 million in fiscal 1995. Capital expenditures in fiscal 1997 of $6.2 million were primarily for new store openings and the initial development work on the integrated management information system. In fiscal 1998, the Company expects to spend approximately $7.8 million on capital expenditures, 45% of which will be for the integrated management information system, 30% for new store openings and 25% for new laboratory equipment and other capital expenditures. Historically, the Company has funded capital expenditures through a revolving line of credit, debt financing activities, including capital leases, and operating cash flow.

         The Company's principal external source of liquidity is its $7.0 million revolving line of credit with Commerce Bank, N.A. The revolving line of credit facility carries a floating interest rate of 0.5% above the prime rate, which was 8.5% on January 31, 1998, is due in December 1999 and renews automatically for a one-year period, subject to either party's right to terminate by notice of non-renewal. As of January 31, 1998, the Company had $1,907,000 outstanding under its revolving line of credit and $5,093,000 of availability. The loan agreement prohibits the payment of dividends to common stockholders and contains customary covenants. The Company must also maintain certain financial ratios pertaining to its net worth, current ratio, ratio of debt to net worth and ratio of cash to fixed charges. See Note 6 to Notes to Consolidated Financial Statements. The Company is currently in compliance with all financial covenants and management does not believe that the financial covenants set forth in its revolving line of credit will have an adverse impact on its operations or future plans.

         Regarding other financing activities engaged in by the Company, in December 1996, the Company borrowed $8,000,000 through the placement of a term loan. The term loan, which is owed to Commerce Bank, N.A., carries a floating rate of 1.0% above the prime rate, which was 8.5% on January 31, 1998. The term loan requires a final payment due December 31, 2001. The term loan is secured by substantially all the assets of the Company. The balance of the term loan as of January 31, 1998, was $214,000.

         In addition, in fiscal 1994 and 1995, the Company invested $5.6 million in capital expenditures related to the consolidation of the Company's laboratory operations and the purchase of its current corporate headquarters in New Jersey. These expenditures were partially financed with a 2% term loan provided by the Delaware River Port Authority ("DRPA"). The first DRPA term loan, which had a balance of $1,117,000 as of January 31, 1998, is due in February 2010 and is secured by the real property and building in which the Company maintains its corporate headquarters. The second DRPA term loan, which had a balance of $2,123,000 as of January 31, 1998, is due in February 2010 and is secured by the real property and building in which the Company maintains its optical laboratory and distribution facility. The third DRPA term loan, which had a balance of $893,000 as of January 31, 1998, is due in June 2005 and is secured by certain equipment located in the Company's optical laboratory and distribution facility. See Note 6 to Notes to Consolidated Financial Statements.

         In December 1997, the Company used the net proceeds of its initial public offering to: (i) retire the Subordinated Debt (and interest thereon) in the amount of $8,837,000; (ii) repay $6,600,000 of the term loan to Commerce Bank, N.A.; and (iii) paydown $4,938,000 of the outstanding balance of the Company's revolving line of credit. Based upon its current operating and new store opening plans, the Company believes that it can fund its working capital and capital expenditure needs for the foreseeable future through borrowings under the revolving line of credit and cash generated from operations.

Effects of Inflation

         The Company believes that the effects of inflation on its operations have not been material during the past three years.

Recently Issued Accounting Pronouncements

         In addition to the recently issued accounting standards described in
Note 2 to Notes to Consolidated Financial Statements, the Financial Accounting Standards Board recently issued Statements of Financial Accounting Standards No. 130, "Comprehensive Income: Financial Statement Presentation" and No. 131,

"Segment Disclosures and Related Information," which are both effective for financial statements issued with fiscal years beginning after December 15, 1997. The disclosure standards of FAS 130 and FAS 131 will have no impact on the Company's financial position or results of operation.

Caution Regarding Forward-Looking Statements

     The Company occasionally makes forward-looking statements concerning its plans, goals, product and service offerings, store openings and closings and anticipated financial performance. These forward-looking statements may generally be identified by introductions such as "outlook" for an upcoming period of time, or words and phrases such as "should", "expect", "hope", "plans", "projected", "believes", "forward-looking" (or variants of those words and phrases) or similar language indicating the expression of an opinion or view concerning the future.

     These forward-looking statements are subject to risks and uncertainties based on a number of factors and actual results or events may differ materially from those anticipated by such forward-looking statements. These factors include, but are not limited to: the Company's ability to maintain its relationship with its host stores such as J.C. Penney and Sears, as well as with Cole National Corporation, a competitor of the Company and the owner of the Vision One managed vision care plan in which the Company participates; the growth rate of the Company's revenue and market share; the Company's ability to effectively manage its business functions while growing the Company's business in a rapidly changing environment; and the quality of the Company's plans and strategies, and the ability of the Company to execute such plans and strategies.

     In addition, forward-looking statements concerning the Company's expected revenue or earnings levels are subject to many additional uncertainties applicable to competitors generally and to general economic conditions over which the Company has no control, such as the performance of its host stores. The Company does not plan to generally publicly update prior forward-looking statements for unanticipated events or otherwise and, accordingly, prior forward-looking statements should not be considered to be "fresh" simply because the Company has not made additional comments on those forward-looking statements.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Financial Statements together with the report thereon of Ernst & Young LLP are included in this report commencing at Page F-1.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information set forth under the heading "Election of Directors" and "Management" of the definitive proxy statement for the Company's 1998 Annual Meeting of Stockholders is incorporated by reference in this Form 10-K Annual Report.

Item 11. EXECUTIVE COMPENSATION.

         The information set forth under the heading "Executive Compensation" of the definitive proxy statement for the Company's 1998 Annual Meeting of Stockholders is incorporated by reference in this Form 10-K Annual Report.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information set forth under the heading "Ownership of Common Stock by Certain Beneficial Owners and Management" of the definitive proxy statement for the Company's 1998 Annual Meeting of Stockholders is incorporated by reference in this Form 10-K Annual Report.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information set forth under the headings "Election of Directors -- Compensation of the Company's Directors" and "Executive Compensation -- Transactions with Management and Related Parties" of the definitive proxy statement for the Company's 1998 Annual Meeting of Stockholders is incorporated by reference in this Form 10-K Annual Report.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

Financial Statements

         The following financial statements of the Company are filed as a part of this report:

                                                                                                              Page
                                                                                                              ----
Independent Auditors' Report................................................................................... F-1
Consolidated Balance Sheets for the Fiscal Years Ended January 31, 1998 and 1997............................... F-2
Consolidated Statements of Operations -- For the Fiscal Years Ended
  January 31, 1998 and 1997 and the Ten Months Ended January 31, 1996.......................................... F-3
Consolidated Statements of Stockholders' Equity -- for the Fiscal Years Ended
  January 31, 1998 and 1997 and the Ten Months Ended January 31, 1996.......................................... F-4
Consolidated Statements of Cash Flows --For the Fiscal Years Ended
  January 31, 1998 and 1997 and the Ten Months Ended January 31, 1996.......................................... F-6
Notes to Consolidated Financial Statements..................................................................... F-7

         All financial statement schedules have been omitted because they are not applicable or the required information is shown in the consolidated financial statements and notes thereto.

Reports on Form 8-K

         No reports on Form 8-K have been filed by the Company during the last quarter of fiscal 1997.

Exhibits

The following exhibits are filed as a part of this report:

Exhibit
Number            Exhibit
------            -------

3.1*              Restated Certificate of Incorporation of the Company
3.2*              Bylaws of the Company
10.1*             Loan and Security Agreement between the Company and Commerce
                    Bank, as amended
10.2*             Stock Option Plan, including form of Stock Option Agreement
10.3**            Subordinated Note Purchase Agreement
10.4**            Amendment to Subordinated Note Purchase Agreement
10.5**            J.C. Penney License Agreement
10.6**            Vision Care Agreement
10.7**            Employment Agreement for William A. Schwartz, Jr.
10.8**            Employment Agreement for Reid V. Eikner
10.9**            Employment Agreement for George T. Gorman
10.10**           Employment Agreement for Gayle E. Schmidt
10.11**           Employment Agreement for George E. McHenry, Jr.
10.12**           Form of Non-Statutory Option Agreement
10.13**           Form of Indemnification Agreement
10.14**           Stockholders' Agreement
10.15**           Form of Sears Lease
10.16**           Commerce Bank Mortgages and Schedules
10.17**           DRPA Loan Documentation
21+               Subsidiaries of the Company
27+               Financial Data Schedule

----------
* Previously filed as an exhibit to the Form S-1 (Reg. No. 333-35819) filed with the Commission on September 17, 1997.

** Previously filed as an exhibit to Amendment No. 1 to the Form S-1 (Reg. No. 333-35819) filed with the Commission on October 29, 1997.

+    Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              U. S. VISION, INC.


April 30, 1998                By:   /s/ William A. Schwartz, Jr.
                                 -------------------------------
                                    William A. Schwartz, Jr.,
                                    President and Chief Executive Officer

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 30, 1998.

         Signature                                           Capacity
         ---------                                           --------



/s/ William A. Schwartz, Jr.                                 President, Chief Executive Officer and Director
----------------------------                                 (Principal Executive Officer)
    William A. Schwartz, Jr.


/s/ Kathy G. Cullen                                          Senior Vice President and Chief Financial Officer
----------------------------                                 (Principal Financial and Accounting Officer)
    Kathy G. Cullen


/s/ Dennis J. Shaughnessy                                    Director
---------------------------
    Dennis J. Shaughnessy


 /s/ J. Roger Sullivan, Jr.                                   Director
---------------------------
J. Roger Sullivan, Jr.


/s/ Richard K. McDonald                                       Director
---------------------------
    Richard K. McDonald


/s/ E. Theodore Stolberg                                      Director
---------------------------
    E. Theodore Stolberg


/s/ G. Kenneth Macrae                                         Director
---------------------------
    G. Kenneth Macrae


/s/ David M. Tracy                                            Director
---------------------------
    David M. Tracy


/s/ Peter M. Troup                                            Director
---------------------------
    Peter M. Troup

                         Report of Independent Auditors

Board of Directors and Stockholders
U.S. Vision, Inc.

We have audited the accompanying consolidated balance sheets of U.S. Vision, Inc. as of January 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the two years in the period ended January 31, 1998, and the ten months ended January 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of U.S. Vision, Inc. at January 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the two years in the period ended January 31, 1998 and the ten months ended January 31, 1996, in conformity with generally accepted accounting principles.

                                                      /s/ Ernst & Young LLP


Philadelphia, Pennsylvania
March 17, 1998

                                U.S. Vision, Inc.

                           Consolidated Balance Sheets

         (Dollars in thousands, except share data and per share amounts)

                                                                                        January 31,
                                                                                   1998              1997
                                                                                ---------         ---------
Assets
Current assets:
   Cash ................................................................        $     365         $     374
   Accounts receivable .................................................           11,730             8,706
   Inventory ...........................................................           18,155            18,125
   Prepaid expenses and other ..........................................              349               423
                                                                                ---------         ---------
Total current assets ...................................................           30,599            27,628
Property, plant, and equipment, net ....................................           26,003            23,380
Goodwill, net of accumulated amortization of $402 and $319, respectively            2,917             3,000
Other ..................................................................              610               395
                                                                                ---------         ---------
                                                                                $  60,129         $  54,403
                                                                                =========         =========

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable--trade .............................................        $   6,000         $   7,173
   Accrued expenses ....................................................            5,581             7,141
   Current portion of obligation under capital lease ...................              809               586
   Current portion of long-term debt ...................................              242             1,407
                                                                                ---------         ---------
Total current liabilities ..............................................           12,632            16,307
Obligations under capital lease ........................................            2,199               567
Long-term debt, less current portion ...................................            6,097            22,056
Other long-term liabilities ............................................              383             1,663
Stockholders' equity:
   9% Series A cumulative preferred stock; $100,000 face value:
     Authorized shares--200, Issued and outstanding shares--158
      at January 31, 1997...............................................             --              15,765
   9% Series C cumulative preferred stock; $63.50 face value:
     Authorized shares--300,000, Issued and outstanding
      shares--120,969 at January 31, 1997 ..............................             --               7,682
   Common stock, $0.01 par value:
     Authorized shares--15,000,000, Issued and outstanding
      shares--7,761,544 and 895,765, at January 31, 1998 and ...........               78                 9
      January 31, 1997, respectively
   Additional paid-in capital ..........................................          115,583            70,683
   Accumulated deficit .................................................          (76,843)          (80,329)
                                                                                ---------         ---------
Total stockholders' equity .............................................           38,818            13,810
                                                                                ---------         ---------
                                                                                $  60,129         $  54,403
                                                                                =========         =========

See accompanying notes.

                                U.S. Vision, Inc.

                      Consolidated Statements of Operations

                (Dollars in thousands, except per share amounts)

                                                                                 10 months ended
                                                    Year ended January 31,          January 31,
                                                    1998              1997             1996
                                               ------------------------------     -------------
Net sales                                       $ 122,763         $ 111,544        $  91,172
Cost of sales                                      38,584            34,273           29,652
                                                ---------         ---------        ---------
Gross profit                                       84,179            77,271           61,520

Operating expenses:
    Selling, general, and administrative
       expenses                                    73,367            68,366           61,598
    Depreciation and amortization                   3,390             3,271            2,608
    Write-off of goodwill                            --                --              8,067
    Write-down of Dallas facility                    --                --              1,305
    Store closings and disposals                     (389)             --             10,473
                                                ---------         ---------        ---------
                                                   76,368            71,637           84,051
                                                ---------         ---------        ---------

Operating income (loss)                             7,811             5,634          (22,531)
Interest expense, net                               2,486             3,499            2,041
                                                ---------         ---------        ---------

Income (loss) before income tax benefit             5,325             2,135          (24,572)
Income tax benefit                                   --                --             (1,686)

Net income (loss)                               $   5,325         $   2,135        $ (22,886)
                                                =========         =========        =========

Net income (loss) per share                     $     .90         $     .41        $   (4.33)
                                                =========         =========        =========

Net income (loss) per share - assuming
    dilution                                    $     .89         $     .40        $   (4.33)
                                                =========         =========        =========



See accompanying notes.

                                U.S. Vision, Inc.

           Consolidated Statements of Changes in Stockholders' Equity

                        (In thousands, except share data)

                                                           9% Series A                   9% Series C
                                                            Cumulative                   Cumulative
                                                         Preferred Stock               Preferred Stock
                                                       ($100,000 face value          ($63.50 face value
                                                            per share)                   per share)
                                                  ---------------------------      ---------------------------
                                                      Shares         Amount         Shares        Amount
                                                  ----------       ----------      ----------     ------------

Balance at March 31, 1995                                134       $  13,390         103,000       $   6,541
Net loss
Cash in lieu of fractional shares after
    reverse stock split
Additional cost of equity exchange
Dividends on preferred stock                              10           1,032           7,936             503
                                                     -------         -------         --------      ---------
Balance at January 31, 1996                              144          14,422         110,936           7,044
Net income
Additional cost of equity exchange
Dividends on preferred stock                              14           1,343          10,033             638
                                                     -------         -------         --------      ---------
Balance at January 31, 1997                              158          15,765         120,969           7,682
Net income
Dividends on preferred stock                              11           1,088           8,417             534
Conversion of warrants                                                                (3,895)           (247)
Conversion of preferred stock to common stock           (169)        (16,853)       (125,491)         (7,969)
Proceeds from initial public offering
Initial public offering costs
                                                     =======       =========         ========      =========
Balance at January 31, 1998                             --         $    --              --         $    --
                                                     =======       =========         ========      =========



                                U.S. Vision, Inc.

                        (In thousands, except share data)

                                            Common Stock
                                        ($0.01 par value per
                                               share)           Additional                        Total
                                      ----------------------     Paid-In      Accumulated     Stockholders'
                                         Shares      Amount      Capital        Deficit          Equity
                                      ---------      --------   ----------    -----------     -------------

Balance at March 31, 1995               916,890   $   9     $    71,409    $    (56,062)     $   35,287
Net loss                                                                        (22,886)        (22,886)
Cash in lieu of fractional shares
    after reverse stock split                                      (407)                           (407)
Additional cost of equity
   exchange                                                         (97)                            (97)
Dividends on preferred stock                                                     (1,535)
                                      ---------   -----     -----------    ------------       ---------
Balance at January 31, 1996             916,890       9          70,905         (80,483)         11,897
Net income                                                                        2,135           2,135
Additional cost of equity
   exchange                             (21,125)                   (222)                           (222)
Dividends on preferred stock                                                     (1,981)
                                      ---------   -----     -----------    ------------       ---------
Balance at January 31, 1997             895,765       9          70,683         (80,329)         13,810
Net income                                                                        5,325           5,325
Dividends on preferred stock                                                     (1,839)           (217)
Conversion of warrants                1,607,775      16             231
Conversion of preferred stock
   to common stock                    2,758,004      28          24,794
Proceeds from initial public
   offering                           2,500,000      25          22,475                          22,500
Initial public offering costs                                    (2,600)                         (2,600)
                                      ---------   -----     -----------    ------------       ---------
Balance at January 31, 1998           7,761,544   $  78     $   115,583    $    (76,843)      $  38,818
                                      =========   =====     ===========    ============       =========




See accompanying notes.

                                U.S. Vision, Inc.

                      Consolidated Statements of Cash Flows

                                 (In thousands)


                                                                                          Ten months ended
                                                            Year ended January 31,          January 31,
                                                            1998              1997              1996
                                                     ----------------------------------   ------------------

Cash flows from operating activities:
Net income (loss)                                      $       5,325     $        2,135    $     (22,886)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
       Depreciation and amortization                           3,390              3,271            2,608
       Interest expense                                            -              1,637                -
       Deferred tax benefit                                        -                  -           (1,958)
Decrease in deferred taxes                                         -                  -              (26)
Goodwill write-off                                                 -                  -            8,067
Write-down of Dallas facility                                      -                  -            1,305
Store closings and lease termination payments                 (2,399)            (3,513)             640
   Changes in operating assets and liabilities:
     Accounts receivable                                      (3,024)            (1,101)             287
     Inventory                                                   (30)               538            1,240
     Other                                                      (150)               330              318
     Accounts payable - trade                                 (1,173)              (647)           2,807
     Accrued expenses                                           (141)             1,522            6,081
                                                       -------------     --------------    -------------
Net cash provided by (used in) operating activities            1,798              4,172           (1,517)

Cash flows from investing activities:
Additions to property, plant, and equipment, net              (6,241)            (4,492)          (4,825)
Disposal of Dallas facility                                    1,000                  -                -
                                                       -------------     --------------    -------------
Net cash used in investing activities                         (5,241)            (4,492)          (4,825)

Cash flows from financing activities:
Costs to exchange debt for equity                                  -               (222)             (97)
Cash in lieu of shares after reverse stock split                   -                  -             (407)
Preferred stock dividend                                        (217)                 -                -
Proceeds from initial public offering                         22,500                  -                -
Initial public offering costs                                 (2,600)                 -                -
Proceeds from borrowings:
   Revolving line of credit                                  128,611            106,034           90,805
   Term loans                                                      -              8,000            7,200
   Other                                                       1,650                  -                -
Repayments of borrowings:
   Revolving line of credit                                 (128,847)          (111,988)         (92,348)
   Term loans                                                (16,825)            (2,099)               -
   Other                                                        (838)              (560)            (810)
                                                       -------------     --------------    -------------
   Net cash provided by (used in) financing
    activities                                                 3,434               (835)           4,343
                                                       -------------     --------------    -------------
Net decrease in cash                                              (9)            (1,155)          (1,999)
Cash at beginning of period                                      374              1,529            3,528
                                                       -------------     --------------    -------------
Cash at end of period                                  $         365     $          374    $       1,529
                                                       =============     ==============    =============

Supplemental disclosure of cash flow data:
Interest paid                                          $       2,496     $          990    $       1,799
                                                       =============     ==============    =============
Capital lease obligations incurred                     $         980     $        1,070    $         306
                                                       =============     ==============    =============

See accompanying notes.

                                U.S. Vision, Inc.

                   Notes to Consolidated Financial Statements

                                January 31, 1998

1. Organization

U.S. Vision, Inc. (formerly Royal International Optical Inc.) and Subsidiaries (the Company) was formed in March 1990 and incorporated in the Commonwealth of Pennsylvania. In March 1997, the Company reincorporated in the State of Delaware. The Company's principal business activity is the retail sale and manufacturing of prescription eyewear through approximately 570 stores located throughout the United States.

On May 12, 1995, the Board of Directors of the Company effected a 1-for-1,000 reverse stock split. All shareholders who had fractional shares after the reverse split received cash at the rate of $1.25 per pre-split share. The Company paid $407,000 for the fractional shares. Subsequent to the reverse split, the Company deregistered its common stock under the Securities and Exchange Act of 1934, as amended, and delisted its common stock for trading on the Small Cap-Tier of the Nasdaq Stock Market. All share data for all periods presented herein reflects the reverse stock split.

In December 1997, the Company completed a public offering of 2,500,000 shares of the Company's common stock. The initial public offering price was $9.00 per share. The net proceeds to the Company were used to retire the $8,837,000 outstanding balance of its 12% subordinated debentures due March 1998 (See Note
6), to repay $6,600,000 on its bank term loan due 2001 (see Note 6), and to repay $4,938,000 on its revolving line of credit which expires on December 31, 1999 (see Note 6). In conjunction with the sale of common stock, the Company recapitalized its common stock and authorized a 64-for-1 stock dividend. Additionally, in conjunction with the initial public offering described above, the holders of the Series A cumulative preferred stock and Series C cumulative preferred stock converted all the outstanding shares of preferred stock for common stock at the public offering price. The liquidation values of the Series A and the Series C preferred stock plus accumulated dividends at the date of the conversion of $16,853,000 and $7,969,000, respectively, were converted into 1,872,592 and 885,412 shares of common stock, respectively. Per share data have been adjusted to give retroactive effect to the stock dividend and conversion of the preferred stock in all periods presented.

2. Significant Accounting Policies

Fiscal Year

Effective January 31, 1996, the Company changed its fiscal year from March 31 to January 31. Fiscal years are identified according to the calendar year in which they begin. The fiscal year ended January 31, 1998, will be referred to as "fiscal 1997."

                                U.S. Vision, Inc.

2. Significant Accounting Policies (continued)

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Net Income Per Share

In 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. The Company has adopted this method effective January 31, 1998, and has restated, where necessary, all prior periods presented to conform to the Statement 128 requirements.

Net income per share has been computed using the weighted average number of shares outstanding (5,651,954, 5,261,543 and 5,282,668 in fiscal 1997, 1996 and
1995, respectively) after giving effect for all periods presented to the 64-for-1 stock dividend and the conversion of all outstanding Series A preferred stock and Series C preferred stock for common stock upon the closing of the Company's initial public offering as described in Note 1. Net income per share-assuming dilution is computed on the basis of the weighted average number of shares outstanding during the period plus the dilutive effect of stock options (106,457 and 107,157 in fiscal 1997 and 1996, respectively). Stock options outstanding in fiscal 1995 are not included in the computation since their effect is antidilutive. Preferred cash dividends of $217,000 were deducted from net income in computing basic and diluted net income per share in fiscal 1997.

                                U.S. Vision, Inc.

2. Significant Accounting Policies (continued)

Net Income Per Share (continued)

Pro forma net income per share for the fiscal year ended January 31, 1998 was $0.96. Pro forma net income per share gives effect to the initial public offering and the related pay down of the debt (See Note 1) as of the beginning of fiscal 1997. Pro forma net income per share is calculated by dividing net income after adjustment for applicable interest expense, net of tax ($2,207,700), by the adjusted number of weighted average shares outstanding, assuming dilution, after giving effect to the 2,500,000 shares that were sold to repay $20,375,000 of debt.

Inventory

Inventory, consisting principally of frames and lenses, is valued at the lower of cost or market, determined by the first-in, first-out method.

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. Depreciation, which includes assets under capital leases, is computed using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. The general range of useful lives for financial reporting is 10 to 30 years for buildings and improvements, and 3 to 10 years for automobiles, machinery and equipment, and furniture and fixtures. Depreciation expense totaled $3,297,000, $3,178,000, and $2,347,000 in fiscal 1997, 1996, and 1995, respectively.

Long-Lived Assets

Long-lived assets, which principally include property, plant, and equipment, and goodwill arising from business acquisitions, are amortized on a straight-line basis over the expected period to be benefited up to 40 years. In accordance with FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company periodically evaluates the realizability of long-lived assets as events or circumstances indicate a possible inability to recover their carrying amounts. Long-lived assets are grouped and evaluated on a per store basis by applying various analyses, including undiscounted cash flows and profitability projections. See Note 9 for charge-offs relating to long-lived assets.

                                U.S. Vision, Inc.

2. Significant Accounting Policies (continued)

Advertising

The Company expenses advertising costs as incurred. Advertising expense was $7,594,000, $6,766,000, and $6,426,000 in fiscal 1997, 1996, and 1995, respectively.

Store Openings and Closings

The noncapital expenditures incurred in opening new stores or remodeling existing stores are expensed as incurred. When a store is closed, the remaining investment in leasehold improvements and the amount estimated to terminate the lease are expensed.

Revenue Recognition

Revenue is generally recognized when merchandise is delivered or shipped to the customer.


Reclassification

Certain prior-year amounts have been reclassified to conform with the current-year presentation.

Recent Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 130, "Comprehensive Income: Financial Statement Presentation" and No. 131, "Segment Disclosures and Related Information," which are both effective for financial statements issued with fiscal years beginning after December 15, 1997. The disclosure standards of FAS 130 and FAS 131 will have no impact on the Company's financial position or results of operations. Management has not completed its determination of the effect these statements will have on financial statement disclosure.

                                U.S. Vision, Inc.

3. Inventory

Inventory is as follows (In thousands):

                                                       January 31,
                                                1998                 1997
                                         --------------       --------------
Finished goods                           $       14,695       $       15,204
Work-in-process                                   1,043                1,196
Raw materials                                     2,417                1,725
                                         --------------       --------------
                                         $       18,155       $       18,125
                                         ==============       ==============

4. Property, Plant, and Equipment

Property, plant, and equipment is as follows (In thousands):


                                                       January 31,
                                                1998                 1997
                                         --------------       --------------
Land and buildings                       $        6,319       $        7,341
Leasehold improvements                            8,762                8,612
Machinery and equipment                          18,646               17,143
Furniture and fixtures                           20,734               15,684
Automobiles                                         506                  482
                                         --------------       --------------
                                                 54,967               49,262
Less accumulated depreciation                    28,964               25,882
                                         --------------       --------------
                                         $       26,003       $       23,380
                                         ==============       ==============

5. Sale of the Dallas Facility

In February 1995, the Company decided to move its manufacturing operations from Dallas, Texas to Glendora, New Jersey. As part of the move to New Jersey, the Company decided to sell the Dallas facility. Accordingly, in fiscal 1995 the Company recorded a charge of $1,305,000 to reduce the book value of the Dallas facility to its revised estimate of net realizable value of $1,300,000. In fiscal 1997, the Company sold the building for $1,000,000. The loss from the sale of the Dallas facility has been offset in the fiscal 1997 consolidated statement of operations against the gain realized on favorable settlements of lease termination liabilities (See Note 9).

                                U.S. Vision, Inc.

6. Long-Term Debt

Long-term debt is as follows (In thousands):

                                                                                             January 31,
                                                                                      1998               1997
                                                                                --------------------------------------

$7,000,000 Revolving Line of Credit which expires on December 31, 1999 (with automatic one year extensions). Interest was payable monthly at prime, as defined, plus 1.0% through November 1997, when the rate was reduced to prime plus 0.5% (9% at January 31, 1998). The revolving line of credit is secured by
  substantially all the assets of the Company.                                   $    1,907        $     2,142

$8,000,000 Term Loan. Interest was payable monthly at prime, as defined, plus
  1.5% through November 1997, when the rate was reduced to prime plus 1.0% (9.5%
  at January 31, 1998). Requires a final payment on December 31, 2001. The term
  loan is secured by substantially all the assets of the Company.                       214              8,000

DRPA Term Loan due February 1, 2010. Requires quarterly payments of $13,322, which includes principal and interest at 2%. Final payment of $702,434 is due on January 31, 2010. The term loan is secured by the land and building of the
  Corporate headquarters.                                                             1,117              1,148

DRPA Term Loan due February 1, 2010. Requires quarterly payments of $25,313, which includes principal and interest at 2%. Final payment of $1,334,625 is due on January 31, 2010. The term loan is secured by the land and building of
  the New Jersey manufacturing facility.                                              2,123              2,181

DRPA Term Loan due on June 7, 2005. Requires quarterly payments of $33,175, which includes principal and interest at 2%. The term loan is secured by
  certain of the equipment located in the New Jersey manufacturing facility.            893              1,007

Subordinated  Term Loan payable to  investors.  Interest  accrued at
  12% per annum. The principal  balance and all accrued interest was paid in full on December 5, 1997.
                                                                                          -              8,837
Other                                                                                    85                148
                                                                                 ----------         ----------
                                                                                      6,339             23,463
Less current portion                                                                    242              1,407
                                                                                 ----------         ----------
                                                                                 $    6,097        $    22,056
                                                                                ===========        ===========


                                U.S. Vision, Inc.

6. Long-Term Debt (continued)

The revolving credit and term loan agreements contain various financial covenants pertaining to net worth, current ratio, and ratio of cash flow to fixed charges. The revolving credit agreement also prohibits the payment of dividends to common stockholders. At January 31, 1998, the Company was in compliance with all financial covenants.

Borrowings under the revolving line of credit are limited based upon a formula. Total availability as determined by the formula, at January 31, 1998, was $7,000,000, of which $1,907,000 was outstanding and $5,093,000 was available.

The carrying amounts of the Company's borrowings approximate their fair values.

Maturities of long-term debt for each of the next five years and thereafter are as follows (In thousands):

              Year ended January 31,
              ----------------------

              1999                               $        242
              2000                                      2,356
              2001                                        227
              2002                                        229
              2003                                        224
              Thereafter                                3,061
                                                 ------------
                                                 $      6,339
                                                 ============


7. Lease Commitments

Capital lease obligations are machinery and equipment leases which expire on various dates through 2003. Assets under capital leases at January 31, 1998 and 1997, were $3,718,000 and $1,303,000, net of accumulated amortization of $287,000 and $768,000, respectively, and are included as a component of property, plant, and equipment in the consolidated balance sheets.

                                U.S. Vision, Inc.

7. Lease Commitments (continued)

Future minimum payments required under noncancelable capital leases and operating leases with lease terms in excess of one year as of January 31, 1998, are as follows (In thousands):

                                               Capital             Operating
Year ended January 31,                         Leases               Leases
----------------------                         ------               ------

1999                                        $      1,031         $      1,644
2000                                                 855                1,294
2001                                                 604                  841
2002                                                 496                  413
2003                                                 321                  212
Thereafter                                             -                  122
                                            ------------         ------------
Total lease payments                               3,307         $      4,526
                                                                 ============
Less amount representing interest                    299
                                            ------------
Present value of minimum capitalized
   lease payments                                  3,008
Less current portion                                 809
                                            ------------
Long-term portion                           $      2,199
                                            ============


At January 31, 1998, the Company operated 63 of its retail stores under operating leases with varying terms. The leases expire at various dates from fiscal 1998 to fiscal 2006, and many have renewal options for up to five additional years. The leases provide for minimum lease payments and, in many cases, require payment of additional rents if sales exceed stipulated levels. These additional rents are not significant. The leases also require, in most cases, payment of taxes and common area expenses such as maintenance, security, and other expenses.

The Company also operated 507 licensed optical departments under leases with expiration dates ranging from 5-years to 60-days. These leases provide for monthly lease payments calculated as a percentage of sales. Rent expense under these leases was $14,212,000, $12,580,000, and $9,244,000 in fiscal 1997, 1996, and 1995, respectively.

The Company also operated other facilities under operating leases. Rent expense for all operating leases, including those on its retail stores and licensed optical departments described above, was $17,010,000, $15,519,000, and $13,974,000 in fiscal 1997, 1996, and 1995, respectively.

                                U.S. Vision, Inc.

8. Income Taxes

The components of income tax provision (benefit) are as follows (In thousands):

                                                                Ten months
                                                                   ended
                                      Year ended January 31,    January 31,
                                      ----------------------  -------------
                                        1998       1997           1996
                                      -------    -------       --------

Current provision (benefit)           $    85    $    --      $    272
Deferred benefit                          (85)        --        (1,958)
                                      -------    --------     ---------
Income tax (benefit)                  $     -    $    --      $ (1,686)
                                      =======    ========     =========


Deferred income tax liabilities and assets result from differences in the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements. Significant components of the Company's deferred income taxes are as follows (In thousands):

                                                    Year ended January 31,
                                                   1998             1997
                                                 --------       ----------

Deferred tax liability:
  Depreciation                                   $  1,280       $  1,739
Deferred tax assets:
  Store closing reserves                              289          1,324
  Inventory costs                                     483            423
  Alternative Minimum Tax Credit                       85           --
  Other                                               190            104
Net operating loss carryover                        8,766         10,366
                                                 --------       --------
                                                    9,813         12,217
Valuation allowance for deferred tax assets        (8,448)       (10,478)
                                                 --------       --------
Total deferred tax assets                           1,365          1,739
                                                 --------       --------
Net deferred tax assets                          $     85       $   --
                                                 ========       ========

The deferred tax valuation reserve decreased $2,030,000 and $866,000 for fiscal 1997 and 1996, respectively. The valuation reserve has been established to eliminate the benefit of all net deferred tax assets except for the credit on the Alternative Minimum Tax.

                                U.S. Vision, Inc.

8. Income Taxes (continued)

A reconciliation of the income tax provision (benefit) with amounts determined by applying the U.S. Statutory rate to income (loss) before income tax benefit is as follows (In thousands):


                                                                                           Ten months ended
                                                              Year ended January 31,          January 31,
                                                            1998               1997              1996
                                                        -------------      -------------     -------------
Income tax provision (benefit) at the statutory rate    $       1,810      $         726     $      (8,355)
Amortization of goodwill                                           28                 28             2,828
Nontaxable income                                                 (57)                 -                 -
Nondeductible expenses                                             32                 32                53
Change in realization of deferred asset                             -                (13)               19
Increase(decrease) in deferred tax asset valuation
   reserve                                                     (2,030)              (866)            4,141
State income tax provision (benefit) and other taxes              217                 93              (372)
                                                        -------------      -------------     -------------
Income tax benefit                                      $           -      $           -     $      (1,686)
                                                        ============       ============      =============

As of January 31, 1998, the Company had net operating loss carry forwards of approximately $23,000,000 which will begin to expire in the year 2006. Approximately $12,500,000 of these carry forwards are available to offset future taxable income without limitation and approximately $10,500,000 of these carry forwards (the "Restricted NOLs") are significantly limited due to ownership changes experienced by the Company. As a result of these limitations, approximately $780,000 of the Restricted NOLs will become available for use each year through the year 2008. The remaining Restricted NOLs are expected to expire unutilized. A valuation allowance has been established to fully reserve the future benefit of all the net operating loss carry forwards.

                                U.S. Vision, Inc.

9. Store Closings and Goodwill Write-off

In fiscal 1995, the Company recorded a charge of $10,473,000 related to the closing of approximately 139 retail stores. All such stores were closed prior to January 31, 1996. Sales and operating losses for these 139 stores totaled $10,554,000 and $2,737,000 for fiscal 1995. The charge includes $6,500,000 for estimated lease termination liabilities, $1,483,000 of property and equipment write-offs for leasehold improvements and other equipment located in the closed stores, $1,600,000 of inventory previously stocked in these stores, and $890,000 in other costs associated with the closings.

Additionally, in fiscal 1995, the Company wrote off goodwill of $8,067,000 which reduced the remaining unamortized balance to $3,083,000 at January 31, 1996. A significant portion of goodwill was attributable to assets that were closed or otherwise liquidated prior to January 31, 1996, including 194 stores over the prior three fiscal periods and the Dallas lab facility. Consequently, the Company determined that the cumulative effect of store closings and the closing of the Dallas facility was material and indicative of a significant impairment of goodwill.

In fiscal 1995, the Company further evaluated inventory determined to be slow moving and, as a result, wrote off an additional $1,500,000 of inventory. This charge was recorded as a component of cost of sales.

Approximately $3,459,000 of unpaid lease liabilities recorded in fiscal 1995 remained at January 31, 1997, of which $1,825,000 was recorded as a current liability and $1,634,000 was classified in other long-term liabilities. At January 31, 1998, approximately $762,000 of these liabilities remain unpaid, of which $407,000 is classified as current and $355,000 as long-term. In fiscal 1997, the Company realized a $689,000 gain as a result of favorable settlements on certain of these freestanding store leases. This gain is included net of the loss on the sale of the Dallas facility (See Note 5) in the fiscal 1997 consolidated statement of operations.

10.   Commitments and Contingencies

The Company, in the normal course of business, has become the defendant or is the plaintiff in various legal proceedings. Management of the Company believes that, in all cases, the outcome of such legal proceedings will not have a material adverse effect on the Company's results of operations or financial condition.

Approximately 66% and 62% of the Company's sales were in licensed departments of one retailer for fiscal 1997 and 1996, respectively. A termination of the licensed departments could cause a loss of sales, which would affect operating results adversely.

                                U.S. Vision, Inc.

11. Stock Options

In February 1996, the Board of Directors authorized the formation of an incentive stock option plan. As of January 31, 1998, various members of management had options to purchase 639,665 shares of common stock under this plan. These options were issued in March 1996, vested immediately, are exercisable at $7.69 per share (estimated fair market value at the date of grant) and expire on October 1, 2004.

In October 1994, the Company issued options to certain directors to purchase 96,525 shares of Common Stock at $7.69 per share. These options expire on October 30, 2004.

The Company has elected to follow Accounting Principles Board Opinion No.25, "Accounting for Stock Issued to Employees," (APB 25) and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. The effect of applying Statement 123's fair value method to the Company's stock-based awards results in pro forma earnings per share that are not different from amounts reported.

12. Employee Benefit Plan

The Company implemented an employee savings plan (the "plan") during fiscal 1995 pursuant to Section 401(k) of the Internal Revenue Code. All employees who have been credited with at least 250 hours of service within three consecutive months are eligible to participate in the plan. Employees may elect to contribute to the plan through payroll deductions in an amount not to exceed the amount permitted under the Internal Revenue Code. The Company has the discretion to make matching contributions on behalf of the participants. Employees are fully vested in their contributions. Company contributions vest at a rate of 20% on each anniversary date of the plan provided that the participant has completed 1,000 hours of service with the Company as of such date. During fiscal 1997 and 1996, the Company contributed $98,000 and $90,000 respectively to the plan. There were no Company contributions to the plan in fiscal 1995.

                                  EXHIBIT INDEX

Exhibit
Number            Exhibit
------            -------

3.1*              Restated Certificate of Incorporation of the Company
3.2*              Bylaws of the Company
10.1*             Loan and Security Agreement between the Company and Commerce
                  Bank, as amended
10.2*             Stock Option Plan, including form of Stock Option Agreement
10.3**            Subordinated Note Purchase Agreement
10.4**            Amendment to Subordinated Note Purchase Agreement
10.5**            J.C. Penney License Agreement
10.6**            Vision Care Agreement
10.7**            Employment Agreement for William A. Schwartz, Jr.
10.8**            Employment Agreement for Reid V. Eikner
10.9**            Employment Agreement for George T. Gorman
10.10**           Employment Agreement for Gayle E. Schmidt
10.11**           Employment Agreement for George E. McHenry, Jr.
10.12**           Form of Non-Statutory Option Agreement
10.13**           Form of Indemnification Agreement
10.14**           Stockholders' Agreement
10.15**           Form of Sears Lease
10.16**           Commerce Bank Mortgages and Schedules
10.17**           DRPA Loan Documentation
21+               Subsidiaries of the Company
27+               Financial Data Schedule

----------
* Previously filed as an exhibit to the Form S-1 (Reg. No. 333-35819) filed with the Commission on September 17, 1997.

** Previously filed as an exhibit to Amendment No. 1 to the Form S-1 (Reg. No. 333-35819) filed with the Commission on October 29, 1997.

+    Filed herewith.