Form 10-Q
period 1998-04-30
U S VISION INC
filed 1998-06-12
CIK 1045639

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1998.

OR [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________________ to ________________.


                         Commission File Number: 0-23397

                                U.S. VISION, INC.
             (Exact name of registrant as specified in its charter)


           DELAWARE                                    22-3032948
           --------                                    ----------

(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)


1 HARMON DRIVE, GLEN OAKS INDUSTRIAL PARK, GLENDORA, NEW JERSEY        08012
---------------------------------------------------------------        -----

         (Address of principal executive offices)                    (Zip Code)


                                 (609) 228-1000
                                 --------------

              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of June 1, 1998, there were 7,761,544 shares of the registrant's common stock outstanding.


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

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets
                  April 30, 1998 (Unaudited) and January 31, 1998...................................1

                  Condensed Consolidated Statements of Operations (Unaudited)
                  Three Months Ended April 30, 1998 and 1997........................................2

                  Condensed Consolidated Statements of Cash Flows (Unaudited)
                  Three Months Ended April 30, 1998 and 1997........................................3

                  Notes to Condensed Consolidated Financial Statements (Unaudited)..................4

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations ....................................7


PART II.          OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K..................................................10

SIGNATURES        ..................................................................................11

PART I.  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS


                                U.S. VISION, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
         (Dollars in thousands, except share data and per share amounts)


                                                                      (Unaudited)
     ASSETS                                                             April 30,        January 31,
                                                                          1998              1998
                                                                      ------------      ------------
Current assets:
     Cash .......................................................     $      3,978      $        365
     Accounts receivable ........................................           11,798            11,730
     Inventory ..................................................           18,331            18,155
     Prepaid expenses and other .................................              286               349
                                                                      ------------      ------------
Total current assets ............................................           34,393            30,599
Property, plant and equipment, net ..............................           26,706            26,003
Goodwill, net of accumulated amortization of $423 and
    $402, respectively ..........................................            2,896             2,917
Other ...........................................................              572               610
                                                                      ------------      ------------
                                                                      $     64,567      $     60,129
                                                                      ============      ============

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable-trade .....................................     $      8,902      $      6,000
     Accrued expenses ...........................................            6,569             5,581
     Current portion of obligation under capital lease ..........              802               809
     Current portion of long-term debt ..........................              241               242
                                                                      ------------      ------------
Total current liabilities .......................................           16,514            12,632
Obligations under capital lease .................................            2,004             2,199
Long-term debt, less current portion ............................            4,130             6,097
Other long-term liabilities .....................................              379               383
Stockholders' equity:
     Common stock, $0.01 par value:
        Authorized shares - 15,000,000
        Issued and outstanding shares - 7,761,544 at
        April 30, 1998, and January 31, 1998 ....................               78                78
     Additional paid-in capital .................................          115,489           115,583
     Accumulated deficit ........................................          (74,027)          (76,843)
                                                                      ------------      ------------
Total stockholders' equity ......................................           41,450            38,818
                                                                      ------------      ------------
                                                                      $     64,567      $     60,129
                                                                      ============      ============


                See accompanying notes to condensed consolidated
                        financial statements (unaudited).

                                U.S. VISION, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)



                                                                      Three Months Ended
                                                                           April 30,
                                                                 -----------------------------
                                                                     1998             1997
                                                                 ------------     ------------
Net sales ..................................................     $     34,666     $     31,239
Cost of sales ..............................................           10,642            9,642
                                                                 ------------     ------------
Gross profit ...............................................           24,024           21,597
Operating expenses:
     Selling, general and administrative expenses ..........           19,957           18,284
     Depreciation and amortization .........................            1,132              943
                                                                 ------------     ------------
                                                                       21,089           19,227
                                                                 ------------     ------------

     Operating income ......................................            2,935            2,370
     Interest expense, net .................................              118              590
                                                                 ------------     ------------
Net income .................................................     $      2,817     $      1,780
                                                                 ============     ============
Net income per share - basic ...............................     $        .36     $        .34
                                                                 ============     ============
Net income per share - assuming dilution ...................     $        .35     $        .33
                                                                 ============     ============





                See accompanying notes to condensed consolidated
                        financial statements (unaudited).

                                U.S. VISION, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)


                                                                           Three Months Ended
                                                                                April 30,
                                                                      ------------------------------
                                                                          1998              1997
                                                                      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ......................................................     $      2,817      $      1,780
Adjustments to reconcile net income to net cash provided
by operating activities:
     Depreciation and amortization ..............................            1,132               943
     Changes in operating assets and liabilities:
          Accounts receivable ...................................              (68)           (1,023)
          Inventory .............................................             (176)           (1,081)
          Other .................................................               98              (179)
          Accounts payable-trade ................................            2,902             1,637
          Accrued expenses ......................................              984              (161)
                                                                      ------------      ------------
Net cash provided by operating activities........................            7,689             1,916

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property, plant and equipment, net ................           (1,812)           (1,302)
                                                                      ------------      ------------
 Net cash used in investing activities ..........................           (1,812)           (1,302)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Initial public offering costs ..................................              (94)               --
 Proceeds from borrowings:
    Revolving line of credit ....................................           25,801            28,393
 Repayments of borrowings:
     Revolving line of credit ...................................          (27,708)          (28,425)
     Term loans .................................................              (51)             (336)
     Other ......................................................             (212)             (184)
                                                                      ------------      ------------
     Net cash used in financing activities ......................           (2,264)             (552)
                                                                      ------------      ------------
Net increase in cash ............................................            3,613                62
Cash at beginning of period .....................................              365               374
                                                                      ------------      ------------
Cash at end of period ...........................................     $      3,978      $        436
                                                                      ============      ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
Interest paid ...................................................     $        126      $      1,043
                                                                      ============      ============
Capital lease obligations incurred ..............................     $         --      $         37
                                                                      ============      ============

                See accompanying notes to condensed consolidated
                        financial statements (unaudited).

                                U.S. VISION, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying unaudited condensed consolidated financial statements, which include the accounts of U.S. Vision, Inc. and its wholly owned subsidiaries (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All significant intercompany transactions and accounts have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of results that may be expected for the fiscal year ending January 31, 1999. These statements should be read in conjunction with the Company's financial statements and footnotes which are included in the annual report on Form 10-K for the fiscal year ended January 31, 1998.

2.       USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3.       INVENTORY

         Inventory is as follows (In thousands):


                                          April 30,       January 31,
                                            1998             1998
                                        ------------     ------------
Finished goods ....................     $     14,901     $     14,695
Work-in-process ...................              963            1,043
Raw materials .....................            2,467            2,417
                                        ------------     ------------
                                        $     18,331     $     18,155
                                        ============     ============

4.       INCOME TAXES

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

                                U.S. VISION, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



5.       NET INCOME PER SHARE

         In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. The Company has adopted this method effective January 31, 1998, and has restated, where necessary, all prior periods presented to conform to the Statement 128 requirements.



                                                                    For the Quarter Ended April 30, 1998
                                                      --------------------------------------------------------------
                                                            Income                 Shares         Per-Share
                                                          (Numerator)           (Denominator)     Amount
                                                      --------------------------------------------------------------
Net income per share - basic:
Income available to common stockholders                    2,817,000               7,761,544               $  0.36
                                                                                                           =======
Effect of Dilutive Securities:
Options                                                                              221,994
                                                                                   ---------
Net income per share - assuming dilution:
Income available to common stockholders
    Plus assumed conversions                               2,817,000               7,983,538               $  0.35
                                                          ==========               =========               =======



                                                                    For the Quarter Ended April 30, 1997
                                                      -------------------------------------------------------------
                                                            Income                 Shares         Per-Share
                                                          (Numerator)           (Denominator)     Amount
                                                      -------------------------------------------------------------
Net income per share - basic:
Income available to common stockholders                    1,780,000                5,261,544              $  0.34
                                                                                                           =======
Effect of Dilutive Securities:
Options                                                                               107,157
                                                                                   ----------
Net income per share - assuming dilution:
Income available to common stockholders
    Plus assumed conversions                               1,780,000                5,368,701              $  0.33
                                                           =========               ==========              =======


         Pro forma net income per share - basic and pro forma net income per share - assuming dilution for the three months ended April 30, 1997 was $0.30. Pro forma net income gives effect to the initial public offering and the related pay down of the debt as of the beginning of fiscal 1997. Pro forma net income per share - basic is calculated by dividing net income after adjustment for applicable interest expense, net of tax ($549,000) by the adjusted number of weighted average shares outstanding (7,761,544) after giving effect to the 2,500,000 shares sold to repay $20,375,000 of debt. Pro forma net income per share - assuming dilution is calculated by dividing net income after adjustment for applicable interest expense, net of tax by the adjusted number of weighted average number of shares outstanding during the period plus the dilutive effect of stock options (107,157). (See Note 6 below).

6.       RECAPITALIZATION AND IMPACT OF INITIAL PUBLIC OFFERING

         On December 5, 1997, the Company completed an offering of 2,500,000 shares of common stock at an initial public offering price of $9.00 per share. The net proceeds to the Company were used to: (i) repay the $8,837,000 outstanding balance (including any accrued interest thereon) of its 12% subordinated debentures; (ii) repay $6,600,000 of the term loan owed to Commerce Bank, N.A.; and (iii) paydown $4,938,000 of the Company's revolving line of credit. In conjunction with the sale of common stock in the

                                U.S. VISION, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



offering, the Company recapitalized its common stock by authorizing the declaration and payment of a 64- for-1 stock dividend. Also in conjunction with the public offering, the holders of the Series A preferred stock and Series C preferred stock converted all outstanding shares of the Series A preferred stock and Series C preferred stock into common stock at the initial public offering price. The redemption values of the Series A preferred stock and the Series C preferred stock plus accumulated dividends as of the date of the conversion (October 31, 1997) were approximately $16,853,000 and $7,969,000, respectively, resulting in the issuance of 1,872,592 and 885,412 shares of common stock, respectively. All references to per share data in the financial statements have been restated to give effect to the stock dividend and conversion of the preferred stock.

                              U.S. VISION, INC.




ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS


        The following table sets forth selected statement of operations data expressed as a percentage of net sales for the periods indicated:


                                                          Three Months Ended
                                                               April 30,
                                                       ----------------------
                                                         1998          1997
                                                       --------      --------
Net sales ........................................        100.0%        100.0%
Cost of sales ....................................         30.7          30.9
                                                       --------      --------

    Gross profit .................................         69.3          69.1
Operating expenses:
     Selling, general and administrative .........         57.5          58.5
     Depreciation and amortization ...............          3.3           3.0
                                                       --------      --------
Operating income .................................          8.5           7.6
Interest expense, net ............................           .4           1.9
                                                       --------      --------
Net income .......................................          8.1%          5.7%
                                                       ========      ========

THREE MONTHS ENDED APRIL 30, 1998 COMPARED TO THREE MONTHS ENDED APRIL 30, 1997

        Net sales increased $3.4 million, or 11.0%, from $31.2 million for the three months ended April 30, 1997 to $34.7 million for the three months ended April 30, 1998. A 10.7% increase in comparable store sales accounted for $3.2 million of the increase in net sales and new store openings accounted for the remaining $0.2 million of the increase. The increase in comparable store sales was the result of an increase in the number of eyeglasses sold, as well as an increase in sales of value added eyewear features such as anti-reflective coating and accessory kits.

        Cost of sales increased by $1.0 million, or 10.4%, from $9.6 million for the three months ended April 30, 1997 to $10.6 million for the three months ended April 30, 1998. The increase was due principally to the $3.4 million increase in net sales. As a percentage of net sales, cost of sales remained relatively constant, decreasing slightly from 30.9% for the three months ended April 30, 1997 to 30.7% for the three months ended April 30, 1998.

        Selling, general and administrative expenses increased by $1.7 million, or 9.2%, from $18.3 million for the three months ended April 30, 1997 to $20.0 million for the three months ended April 30, 1998. The dollar increase was principally due to an increase in compensation and greater department store rents which are tied directly to sales volume. As a percentage of net sales, selling, general and administrative expenses decreased from 58.5% for the three months ended April 30, 1997 to 57.5% for the three months ended April 30, 1998, as revenue increases enabled the Company to leverage its fixed expenses and take advantage of operating efficiencies.

                              U.S. VISION, INC.




         Depreciation and amortization increased by $0.2 million, or 20.0%, from $0.9 million for the three months ended April 30, 1997 to $1.1 million for the three months ended April 30, 1998 due to the increase in capital expenditures associated with the implementation of new management information systems.

         Interest expense, net decreased by $0.5 million, or 80.0%, from $0.6 million for the three months ended April 30, 1997 to $0.1 million for the three months ended April 30, 1998. The decrease was due to the repayment of debt in connection with the completion of the initial public offering in December 1997. See Note 6 to Notes to Condensed Consolidated Financial Statements (Unaudited).

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash source for the first quarter of fiscal 1998 was from operations. The Company used excess cash flow to pay the entire outstanding balance on its line of credit. At April 30, 1998 the Company had available cash and cash equivalents of $4.0 million compared to $365,000 at January 31, 1998.

         For the quarter ended April 30, 1998, cash provided by operating activities was $7.7 million compared to $1.9 million for the quarter ended April 30, 1997. The $5.8 million increase in cash provided by operating activities resulted from an increase in net income and favorable increases in accrued expenses and accounts payable due to purchases of materials and advertising to support first quarter revenues.

         Cash used in investing activities included net capital additions of $1.8 million for the quarter ended April 30, 1998. The majority of the capital additions were for store fixtures and leasehold improvements for new retail stores and the remodeling of existing stores, machinery and equipment in the manufacturing facility, and development costs of the new management information systems.

         The Company's principal external source of liquidity is its $7.0 million revolving line of credit with Commerce Bank, N.A. The revolving line of credit facility carries a floating interest rate of 0.5% above the prime rate, which was 8.5% on April 30, 1998, is due December 1999 and renews automatically for a one-year period, subject to either party's right to terminate by notice of non-renewal. As of April 30, 1998, the Company had no outstanding balance under its revolving line of credit and $7.0 million of availability. The loan agreement prohibits the payment of dividends to common stockholders and contains customary covenants. The Company must also maintain certain financial ratios pertaining to its net worth, current ratio, and ratio of cash to fixed charges. The Company is currently in compliance with all financial covenants and management does not believe that the financial covenants set forth in its revolving line of credit will have an adverse impact on its operations or future plans.

         Regarding other financing activities engaged in by the Company, in December 1996, the Company borrowed $8,000,000 through the placement of a term loan, which is owed to Commerce Bank, N.A., carries a floating rate of 1.0% above the prime rate, which was 8.5% on April 30, 1998. The term loan is secured by substantially all the assets of the Company. The balance of the term loan, as of April 30, 1998, was $214,000.

         In June 1998, the Company received a commitment from Commerce Bank, N.A. for a new $20,000,000 revolving line of credit facility which will bear interest at the lower of prime rate or thirty (30) day United States Treasury Bills plus 250 basis points and will mature two years after its commencement date. This facility will replace the Company's existing revolving credit facility. The Company also received

                               U.S. VISION, INC.


a commitment from Commerce BankLease, a unit of Commerce Bank, N.A., for a $1,000,000 five-year equipment lease financing facility. Both the new revolving credit facility and the lease financing facility are subject to the completion of all required documentation.

         Based upon its current operating and new store opening plans, the Company believes that it can fund its working capital and capital expenditure needs for the foreseeable future through borrowings under the revolving line of credit and cash generated from operations.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

         The Company occasionally makes forward-looking statements concerning its plans, goals, product and service offerings, store openings and closings and anticipated financial performance. These forward- looking statements may generally be identified by introductions such as "outlook" for an upcoming period of time, or words and phrases such as "should", "expect", "hope", "plans", "projected", "believes", "forward- looking" (or variants of those words and phrases) or similar language indicating the expression of an opinion or view concerning the future.

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

                                U.S. VISION, INC.
                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A.   EXHIBITS

           The following exhibits are filed as part of this report:

           EXHIBIT
             NO.             DESCRIPTION

             27              Financial Data Schedule

         B.   REPORTS ON FORM 8-K

           No reports on Form 8-K have been filed by the Registrant during the three (3) months ended April 30, 1998.

                                U.S. VISION, INC.


                                   Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   U.S. VISION, INC.
                                   -------------------------------------------
                                   (Registrant)



June 12, 1998                      /s/ Kathy G. Cullen
                                   -------------------------------------------
                                   Kathy G. Cullen, Chief Financial Officer
                                   (Principal Financial Officer)

                                INDEX TO EXHIBITS


 EXHIBIT
   NO.     DESCRIPTION
 -------   -----------
    27     Financial Data Schedule