Form 10-Q
period 1998-07-31
U S VISION INC
filed 1998-09-14
CIK 1045639

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                            -----------------------

                                   FORM 10-Q

         [x]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 1998.

                                       OR

         [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                     to                 .
                               -------------------    ----------------

                        Commission File Number: 0-23397

                               U.S. VISION, INC.
             (Exact name of registrant as specified in its charter)


                  DELAWARE                                                     22-3032948
                  --------                                                     ----------

(State or other jurisdiction of incorporation or organization)         (I.R.S. Employer Identification No.)


    1 HARMON DRIVE, GLEN OAKS INDUSTRIAL PARK, GLENDORA, NEW JERSEY               08012
    ---------------------------------------------------------------               -----

         (Address of principal executive offices)                               (Zip Code)


                                 (609) 228-1000
                                 ---------------

              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes   X         No
                                                   ---            ---


As of September 1, 1998, there were 7,791,579 shares of the registrant's common stock outstanding.

================================================================================

                               U.S. VISION, INC.
                               TABLE OF CONTENTS

                                                                                                         Page
                                                                                                        Number
                                                                                                        ------
PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Condensed Consolidated Balance Sheets
                 July 31, 1998 (Unaudited) and January 31, 1998 . . . . . . . . . . . . . . . . . . . . . 1

                 Condensed Consolidated Statements of Operations (Unaudited)
                 Three and Six Months Ended July 31, 1998 and 1997  . . . . . . . . . . . . . . . . . . . 2

                 Condensed Consolidated Statements of Cash Flows (Unaudited)
                 Six Months Ended July 31, 1998 and 1997  . . . . . . . . . . . . . . . . . . . . . . . . 3

                 Notes to Condensed Consolidated Financial Statements (Unaudited) . . . . . . . . . . . . 4

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . . . 7


PART II.         OTHER INFORMATION

         Item 2. Changes in Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10

         Item 4. Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . 10

         Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11

SIGNATURES        . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

PART I.  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS
                               U.S. VISION, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
        (Dollars in thousands, except share data and per share amounts)

                                                                      (Unaudited)
      ASSETS                                                           July 31,     January 31,
                                                                         1998           1998
                                                                       ---------     ---------

Current assets:
     Cash .........................................................    $     579     $     365
     Accounts receivable ..........................................       11,466        11,730
     Inventory ....................................................       19,952        18,155
     Prepaid expenses and other ...................................          552           349
                                                                       ---------     ---------
Total current assets ..............................................       32,549        30,599
Property, plant and equipment, net ................................       27,846        26,003
Goodwill, net of accumulated amortization of $444 and
    $402, respectively ............................................        5,138         2,917
Other .............................................................          566           610
                                                                       ---------     ---------
                                                                       $  66,099     $  60,129
                                                                       =========     =========


     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable-trade .......................................    $   8,001     $   6,000
     Accrued expenses .............................................        4,953         5,581
     Current portion of obligation under capital lease ............          769           809
     Current portion of long-term debt ............................          416           242
                                                                       ---------     ---------
Total current liabilities .........................................       14,139        12,632


Obligations under capital lease ...................................        1,836         2,199
Long-term debt, less current portion ..............................        5,861         6,097
Other long-term liabilities .......................................          373           383
Stockholders' equity:
     Common stock, $0.01 par value:
        Authorized shares - 15,000,000
        Issued and outstanding shares - 7,791,579 at
        July 31, 1998, and 7,761,544 at January 31, 1998 ..........           78            78


     Additional paid-in capital ...................................      115,744       115,583
     Accumulated deficit ..........................................      (71,932)      (76,843)
                                                                       ---------     ---------
Total stockholders' equity ........................................       43,890        38,818
                                                                       ---------     ---------
                                                                       $  66,099     $  60,129
                                                                       =========     =========


     See accompanying notes to condensed consolidated financial statements
                                 (unaudited).

                               U.S. VISION, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)
                                  (Unaudited)

                                                            Three Months Ended     Six Months Ended
                                                                  July 31,              July 31,
                                                            ------------------    ------------------
                                                              1998      1997       1998        1997
                                                            -------    -------    -------    -------

Net sales ..............................................    $31,753    $30,815    $66,419    $62,054
Cost of sales ..........................................      9,647      9,797     20,289     19,439
                                                            -------    -------    -------    -------
Gross profit ...........................................     22,106     21,018     46,130     42,615

Operating expenses:
     Selling, general and administrative expenses ......     18,912     18,328     38,869     36,612
     Depreciation and amortization .....................        941        912      2,073      1,855
                                                            -------    -------    -------    -------
                                                             19,853     19,240     40,942     38,467
                                                            -------    -------    -------    -------

Operating income .......................................      2,253      1,778      5,188      4,148
Interest expense, net ..................................         89        625        207      1,215
                                                            -------    -------    -------    -------
Income before income tax provision .....................      2,164      1,153      4,981      2,933
Income tax provision ...................................         70          0         70          0
                                                            -------    -------    -------    -------
Net income .............................................    $ 2,094    $ 1,153    $ 4,911    $ 2,933
                                                            =======    =======    =======    =======

Net income per share - basic ...........................    $   .27      $. 22    $   .63    $   .56
                                                            =======    =======    =======    =======

Net income per share - assuming dilution ...............    $   .26    $   .21    $   .61    $   .54
                                                            =======    =======    =======    =======





     See accompanying notes to condensed consolidated financial statements
                                 (unaudited).

                               U.S. VISION, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)

                                                                                Six Months Ended
                                                                                     July 31,
                                                                              -------------------
                                                                               1998         1997
                                                                              -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ...............................................................    $ 4,911     $ 2,933
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization .......................................      2,073       1,855
     Changes in operating assets and liabilities:
          Accounts receivable ............................................        507      (3,714)
          Inventory ......................................................     (1,707)     (1,665)
          Other ..........................................................       (163)       (312)
          Accounts payable-trade .........................................      1,825       2,744
          Accrued expenses ...............................................       (608)     (2,120)
                                                                              -------     -------
Net cash provided by (used in) operating activities ......................      6,838        (279)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property, plant and equipment, net .........................     (3,637)     (2,845)
 Acquisition of business .................................................     (1,592)       --
                                                                              -------     -------
 Net cash used in investing activities ...................................     (5,229)     (2,845)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Initial public offering costs ...........................................       (174)       --
 Proceeds from borrowings:
    Revolving line of credit .............................................      7,998      59,361
    Other ................................................................         26        --
 Repayments of borrowings:
     Revolving line of credit ............................................     (8,505)    (55,105)
     Term loans ..........................................................       (317)       (671)
     Other ...............................................................       (423)       (407)
                                                                              -------     -------
     Net cash used in financing activities ...............................     (1,395)      3,178
                                                                              -------     -------
Net increase in cash .....................................................        214          54
Cash at beginning of period ..............................................        365         374
                                                                              -------     -------
Cash at end of period ....................................................    $   579     $   428
                                                                              =======     =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest .................................................................    $   231     $ 2,146
                                                                              =======     =======
Income taxes .............................................................    $   105     $  --
                                                                              =======     =======

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital lease obligations ................................................    $  --       $   696
                                                                              =======     =======
Note payable incurred in connection with acquisition .....................    $   500     $  --
                                                                              =======     =======

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

3.       ACQUISITION

         On July 7, 1998, the Company acquired nine licensed optical retail stores located within Sears full line stores and two medical center locations. The acquisition was accounted for under the purchase method of accounting. The operating results of the acquired locations are included in the consolidated financial statements since the date of acquisition.

4.       INVENTORY

         Inventory is as follows (In thousands):

                                       July 31,   January 31,
                                         1998        1998
                                       --------   -----------
Finished goods ....................    $ 16,480   $    14,695

Work-in-process ...................       1,135         1,043

Raw materials .....................       2,337         2,417
                                       --------    ----------
                                       $ 19,952    $   18,155
                                       ========    ==========

5.       INCOME TAXES

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

6.       NET INCOME PER SHARE

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

                                                               For the Quarter Ended July 31, 1998
                                                      -----------------------------------------------------
                                                         Income                 Shares           Per-Share
                                                      (Numerator)            (Denominator)         Amount
                                                      -----------------------------------------------------
 Net income per share-basic:
 Income available to common stockholders               2,094,000               7,773,119           $0.27
                                                                                                   =====
 Effect of Dilutive Securities:
 Options                                                                         262,441
                                                                               ---------

 Net income per share-assuming dilution:
 Income available to common stockholders
     Plus assumed conversions                          2,094,000               8,035,560           $0.26
                                                       =========               =========           =====


                                                               For the Quarter Ended July 31, 1997
                                                      -------------------------------------------------------
                                                         Income                Shares             Per-Share
                                                      (Numerator)          (Denominator)           Amount
                                                      -------------------------------------------------------
 Net income per share-basic:
 Income available to common stockholders               1,153,000               5,261,544               $0.22
                                                                                                       =====

 Effect of Dilutive Securities:
 Options                                                                         107,157
                                                                               ---------

 Net income per share-assuming dilution:
 Income available to common stockholders
     Plus assumed conversions                          1,153,000               5,368,701               $0.21
                                                       =========               =========               =====



                                                             For the Six Months Ended July 31, 1998
                                                      -----------------------------------------------------
                                                         Income                Shares             Per-Share
                                                      (Numerator)          (Denominator)           Amount
                                                      -----------------------------------------------------
 Net income per share-basic:
 Income available to common stockholders               4,911,000               7,767,428               $0.63
                                                                                                       =====

 Effect of Dilutive Securities:
 Options                                                                         243,475
                                                                               ---------

 Net income per share-assuming dilution:
 Income available to common stockholders
     Plus assumed conversions                          4,911,000               8,010,903               $0.61
                                                       =========               =========               =====

                               U.S. VISION, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                                             For the Six Months Ended July 31, 1997
                                                      -----------------------------------------------------
                                                         Income                Shares             Per-Share
                                                      (Numerator)          (Denominator)           Amount
                                                      -----------------------------------------------------
 Net income per share-basic:
 Income available to common stockholders               2,933,000               5,261,544               $0.56
                                                                                                       =====
 Effect of Dilutive Securities:
 Options                                                                         107,157
                                                                               ---------

 Net income per share-assuming dilution:
 Income available to common stockholders
     Plus assumed conversions                          2,933,000               5,368,701               $0.54
                                                       =========               =========               =====


         Pro forma net income per share-basic and pro forma net income per share-assuming dilution for the quarter and six months ended July 31, 1997 was $0.22 and $0.52, respectively. Pro forma net income gives effect to the initial public offering and the related pay down of the debt as of the beginning of fiscal 1997. Pro forma net income per share-basic is calculated by dividing net income after adjustment for applicable interest expense, net of tax ($548,000 and $1,097,000) by the adjusted number of weighted average shares outstanding (7,761,544) after giving effect to the 2,500,000 shares sold to repay $20,375,000 of debt. Pro forma net income per share-assuming dilution is calculated by dividing net income after adjustment for applicable interest expense, net of tax by the adjusted number of weighted average shares outstanding during the period plus the dilutive effect of stock options (107,157). (See Note 7 below).

7.       RECAPITALIZATION AND IMPACT OF INITIAL PUBLIC OFFERING

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

                               U.S. VISION, INC.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS


       The following table sets forth selected statement of operations data expressed as a percentage of net sales for the periods indicated:

                                                     Three Months Ended   Six Months Ended
                                                          July 31,            July 31,
                                                     ------------------   ----------------
                                                       1998      1997      1998      1997
                                                      -----     -----     -----     -----
Net sales ........................................    100.0%    100.0%    100.0%    100.0%
Cost of sales ....................................     30.4      31.8      30.6      31.3
                                                      -----     -----     -----     -----
    Gross profit .................................     69.6      68.2      69.4      68.7

Operating expenses:
     Selling, general and administrative .........     59.5      59.5      58.5      59.0
     Depreciation and amortization ...............      3.0       3.0       3.1       3.0
                                                      -----     -----     -----     -----
 Operating income ................................      7.1       5.7       7.8       6.7
 Interest expense, net ...........................       .3       2.0        .3       2.0
                                                      -----     -----     -----     -----
 Income before tax provision .....................      6.8       3.7       7.5       4.7
 Income tax provision ............................       .2        .0        .1        .0
                                                      -----     -----     -----     -----
 Net income ......................................      6.6%      3.7%      7.4%      4.7%
                                                      =====     =====     =====     =====

THREE MONTHS ENDED JULY 31, 1998 COMPARED TO THREE MONTHS ENDED JULY 31, 1997

       Net sales increased $0.9 million, or 3.0%, from $30.8 million for the three months ended July 31, 1997 to $31.8 million for the three months ended July 31, 1998. A 2.7% increase in comparable store sales accounted for $0.8 million of the increase in net sales and new store openings accounted for the remaining $0.1 million of the increase. The increase in comparable store sales was the result of an increase in the number of eyeglasses sold, as well as an increase in sales of value added eyewear features such as anti-reflective coating and accessory kits.

       Cost of sales decreased by $0.2 million, or 1.5%, from $9.8 million for the three months ended July 31, 1997 to $9.6 million for the three months ended July 31, 1998. As a percentage of net sales, cost of sales decreased from 31.8% for the three months ended July 31, 1997 to 30.4% for the three months ended July 31, 1998. The decrease was due principally to sales of higher margin merchandise.

       Selling, general and administrative expenses increased by $0.6 million, or 3.2%, from $18.3 million for the three months ended July 31, 1997 to $18.9 million for the three months ended July 31, 1998. The dollar increase was principally due to an increase in compensation and greater department store rents which are tied directly to sales volume. As a percentage of net sales, selling, general and administrative expenses remained constant at 59.5% for the three months ended July 31, 1997 and July 31, 1998.

         Interest expense, net decreased by $0.5 million, or 85.8%, from $0.6
million for the three months ended   July 31, 1997 to $0.09 million for the
three months ended July 31, 1998. The decrease was due to the repayment of debt in connection with the completion of the initial public offering in December 1997. See Note 7 to Notes to Condensed Consolidated Financial Statements (Unaudited).

                               U.S. VISION, INC.


SIX MONTHS ENDED JULY 31, 1998 COMPARED TO SIX MONTHS ENDED JULY 31, 1997

         Net sales increased $4.4 million, or 7.0%, from $62.1 million for the six months ended July 31, 1997 to $66.4 million for the six months ended July 31, 1998. A 6.8% increase in comparable store sales accounted for $4.0 million of the increase in net sales and new store openings accounted for the remaining $0.4 million of the increase. The increase in comparable store sales was the result of an increase in the number of eyeglasses sold, as well as an increase in sales of value added eyewear features such as anti-reflective coating and accessory kits.

         Cost of sales increased by $0.9 million, or 4.4%, from $19.4 million for the six months ended July 31, 1997 to $20.3 million for the six months ended July 31, 1998. The increase was due principally to the $4.4 million increase in net sales. As a percentage of net sales, cost of sales decreased from 31.3% for the six months ended July 31, 1997 to 30.6% for the six months ended July 31, 1998. The decrease was due principally to sales of higher margin merchandise.

         Selling, general and administrative expenses increased by $2.3 million, or 6.2%, from $36.6 million for the six months ended July 31, 1997 to $38.9 million for the six months ended July 31, 1998. The dollar increase was principally due to an increase in compensation and greater department store rents which are tied directly to sales volume. As a percentage of net sales, selling, general and administrative expenses decreased from 59.0% for the six months ended July 31, 1997 to 58.5% for the six months ended July 31, 1998, as revenue increases enabled the Company to leverage its fixed expenses and take advantage of operating efficiencies.

         Depreciation and amortization increased by $0.2 million, or 11.8%, from $1.9 million for the six months ended July 31, 1997 to $2.1 million for the six months ended July 31, 1998 due principally to the increase in capital expenditures associated with the implementation of new management information systems.

         Interest expense, net decreased by $1.0 million, or 83.0%, from $1.2 million for the six months ended July 31, 1997 to $0.2 million for the six months ended July 31, 1998. The decrease was due to the repayment of debt in connection with the completion of the initial public offering in December 1997. See Note 7 to Notes to Condensed Consolidated Financial Statements (Unaudited).

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary cash source for the first six months of fiscal 1998 was from operations. The Company used excess cash flow to pay the entire
outstanding balance on its line of credit and an outstanding term loan.   At
July 31, 1998 the Company had available cash and cash equivalents of $579,000 compared to $365,000 at January 31, 1998.

         For the six months ended July 31, 1998, cash provided by operating activities was $6.8 million compared to cash used in operating activities of $0.3 million for the six months ended July 31, 1997. The $7.1 million increase in cash provided by operating activities resulted from an increase in net income and favorable changes in (i) accounts receivable principally as a result of payables centralization by one of the Company's host department stores; (ii) a decrease in accrued interest expense due to the repayment of outstanding debt from proceeds of the December 1997 initial public offering; (iii) timing of payments for compensation and benefits; and (iv) the reduction of lease terminations liabilities as a result of the settlement of leases on freestanding stores closed in fiscal 1995.

         Cash used in investing activities was $5.2 million for the six months ended July 31, 1998 compared to $2.8 million for the six months ended July 31, 1997. The $2.4 million increase was for capital additions for machinery and equipment in the manufacturing facility and the acquisition of nine licensed optical retail stores and two medical center locations. See Note 3 to Notes to Condensed Consolidated Financial Statements (Unaudited).

                               U.S. VISION, INC.

         The Company's principal external source of liquidity is its revolving line of credit with Commerce Bank, N.A. During the second quarter, the Company entered into a new $20,000,000 revolving line of credit facility which bears interest at the lower of the prime rate as published in The Wall Street Journal or the thirty (30) day rate for United States Treasury Bills plus 250 basis points and will mature two years after its commencement date. As of July 31, 1998, the Company had no outstanding balance under its revolving line of credit and $20.0 million of availability. The Company must maintain certain financial ratios pertaining to its net worth, current ratio, and ratio of cash to fixed charges. The Company is currently in compliance with all financial covenants under its revolving line of credit.

         Regarding other financing activities engaged in by the Company, in December 1996, the Company borrowed $8,000,000 through the placement of a term loan which carried a floating rate of 1.0% above the prime rate and was owed to
Commerce Bank, N.A.   On July 31, 1998, the term loan was paid in full.

          The Company received a commitment from Commerce BankLease, a unit of Commerce Bank, N.A., for a $1,000,000 five-year equipment lease financing facility. The lease financing facility is subject to the completion of all required documentation.

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

                               U.S. VISION, INC.

                          PART II.  OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES.

         As partial consideration for the Company's acquisition of nine licensed optical retail stores located within Sears full line stores and two medical center locations during the second quarter of 1998, the Company issued 16,667 of its common stock to Dr. Ben Israel, the sole stockholder of Ben Israel Optical, Inc., based on the per share average closing price of the Company's common stock on Nasdaq for the ten trading days prior to the closing date of the acquisition. This issuance of common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof as a transaction not involving a public offering and an appropriate restrictive legend was affixed to the certificate.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         As contemplated in the Company's Proxy Statement which was mailed to stockholders beginning on May 15, 1998, the Company's stockholders elected William A. Schwartz, Jr., Dennis J. Shaughnessy, J. Roger Sullivan, Jr., Richard K. McDonald, E. Theodore Stolberg, G. Kenneth Macrae, David M. Tracy and Peter M. Troup as directors of the Company to serve for a term of one year each or until their successors are duly elected and qualified. Each nominee received the number of votes indicated below.

                              Number of Votes Cast         Number of Votes Cast
Nominee                           For Election             Against or Withheld
-------                       --------------------         --------------------
William A. Schwartz, Jr.           5,676,431                       800
Dennis J. Shaughnessy              5,676,431                       800
J. Roger Sullivan, Jr.             5,676,431                       800
Richard K. McDonald                5,676,431                       800
E. Theodore Stolberg               5,164,763                   512,468
G. Kenneth Macrae                  5,675,931                     1,300
David M. Tracy                     5,675,931                     1,300
Peter M. Troup                     5,675,931                     1,300

         The Company's stockholders also ratified the selection of Ernst & Young LLP as the independent auditor of the Company for the fiscal year ending January 31, 1999. Ernst & Young LLP received the number of votes indicated below.

            Number of Votes Cast                  Number of Votes Cast
               For Election                       Against or Withheld
            --------------------                  --------------------
                5,675,231                               2,000

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         A.  EXHIBITS.

         The following exhibits are filed as a part of this report:

         Exhibit
          Number                           Exhibit
         -------                           -------
         3.1*             Restated Certificate of Incorporation of the Company
         3.2*             Bylaws of the Company
         10.1+            Amended and Restated Loan and Security Agreement with Commerce Bank, N.A.
         10.2*            Stock Option Plan, including form of Stock Option Agreement
         10.3**           J.C. Penney License Agreement
         10.4**           Vision Care Agreement
         10.5**           Employment Agreement for William A. Schwartz, Jr.
         10.6**           Employment Agreement for George T. Gorman
         10.7**           Employment Agreement for Gayle E. Schmidt
         10.8**           Employment Agreement for George E. McHenry, Jr.
         10.9**           Form of Non-Statutory Option Agreement
         10.10**          Form of Indemnification Agreement
         10.11**          Stockholders' Agreement
         10.12**          Form of Sears Lease
         10.13**          DRPA Loan Documentation
         21***            Subsidiaries of the Company
         27+              Financial Data Schedule

-------------
         * Previously filed as an exhibit to the Form S-1 (Reg. No. 333-35819) filed with the Commission on September 17, 1997.

         ** Previously filed as an exhibit to Amendment No. 1 to the Form S-1 (Reg. No. 333-35819) filed with the Commission on October 29, 1997.

         *** Previously filed as an exhibit to the Company's 10-K for the period ended January 31, 1998 filed with the Commission on April 30, 1998.

         +       Filed herewith.

         B.      REPORTS ON FORM 8-K.

                 No reports on Form 8-K were filed by the Registrant during the three (3) months ended July 31, 1998.

                               U.S. VISION, INC.


                                   Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      U.S. VISION, INC.
                                      ----------------------------------------
                                      (Registrant)



September 14, 1998                    /s/ Kathy G. Cullen
                                      ----------------------------------------
                                      Kathy G. Cullen, Chief Financial Officer
                                      (Principal Financial Officer)

                               INDEX TO EXHIBITS


         EXHIBIT
         NUMBER                          EXHIBIT
         -------                         -------
         3.1*             Restated Certificate of Incorporation of the Company
         3.2*             Bylaws of the Company
         10.1+            Amended and Restated Loan and Security Agreement with Commerce Bank, N.A.
         10.2*            Stock Option Plan, including form of Stock Option Agreement
         10.3**           J.C. Penney License Agreement
         10.4**           Vision Care Agreement
         10.5**           Employment Agreement for William A. Schwartz, Jr.
         10.6**           Employment Agreement for George T. Gorman
         10.7**           Employment Agreement for Gayle E. Schmidt
         10.8**           Employment Agreement for George E. McHenry, Jr.
         10.9**           Form of Non-Statutory Option Agreement
         10.10**          Form of Indemnification Agreement
         10.11**          Stockholders' Agreement
         10.12**          Form of Sears Lease
         10.13**          DRPA Loan Documentation
         21***            Subsidiaries of the Company
         27+              Financial Data Schedule

---------------
* Previously filed as an exhibit to the Form S-1 (Reg. No. 333-35819) filed with the Commission on September 17, 1997.

** Previously filed as an exhibit to Amendment No. 1 to the Form S-1 (Reg. No.
   333-35819) filed with the Commission on October 29, 1997.

***Previously filed as an exhibit to the Company's 10-K for the period ended
   January 31, 1998, filed with the Commission on April 30, 1998.

+  Filed herewith.