Form 10-Q
period 1998-10-31
U S VISION INC
filed 1998-12-14
CIK 1045639

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

         /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1998.

                                       OR
         / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________________ to ________________.


                         Commission File Number: 0-23397

                                U.S. VISION, INC.
             (Exact name of registrant as specified in its charter)


                  DELAWARE                                                                  22-3032948
(State or other jurisdiction of incorporation or organization)                  (I.R.S. Employer Identification No.)


    1 HARMON DRIVE, GLEN OAKS INDUSTRIAL PARK, GLENDORA, NEW JERSEY                           08012

         (Address of principal executive offices)                                           (Zip Code)


                                 (609) 228-1000

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

As of December 1, 1998, there were 7,791,579 shares of the registrant's common stock outstanding.

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

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets
                  October  31, 1998 (Unaudited) and January 31, 1998.................................1

                  Condensed Consolidated Statements of Operations (Unaudited)
                  Three and Nine Months Ended October 31, 1998 and 1997..............................2

                  Condensed Consolidated Statements of Cash Flows (Unaudited)
                  Nine Months Ended October 31, 1998 and 1997........................................3

                  Notes to Condensed Consolidated Financial Statements (Unaudited)...................4

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations .....................................8


PART II.          OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K...................................................12

SIGNATURES...........................................................................................13

PART I.  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS
                                U.S. VISION, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
         (Dollars in thousands, except share data and per share amounts)

                                                                    (Unaudited)
     ASSETS                                                          October 31,        January 31,
                                                                        1998               1998
                                                                        ----               ----
Current assets:
     Cash .................................................          $     865           $     365
     Accounts receivable ..................................             12,001              11,730
     Inventory ............................................             23,365              18,155
     Prepaid expenses and other ...........................                902                 349
                                                                     ---------           ---------
Total current assets ......................................             37,133              30,599
Property, plant and equipment, net ........................             29,749              26,003
Goodwill, net of accumulated amortization of $483 and
    $402, respectively ....................................              5,652               2,917
Other .....................................................                516                 610
                                                                     ---------           ---------
                                                                     $  73,050           $  60,129
                                                                     =========           =========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable-trade ...............................          $   9,323           $   6,000
     Accrued expenses .....................................              4,178               5,581
     Current portion of obligation under capital lease ....                722                 809
     Current portion of long-term debt ....................                431                 242
                                                                     ---------           ---------
Total current liabilities .................................             14,654              12,632
Obligations under capital lease ...........................              1,674               2,199
Long-term debt, less current portion ......................             10,511               6,097
Other long-term liabilities ...............................                364                 383
Stockholders' equity:
     Common stock, $0.01 par value:
        Authorized shares - 15,000,000
        Issued and outstanding shares - 7,791,579 at
        October 31, 1998, and 7,761,544 at January 31, 1998                 78                  78
     Additional paid-in capital ...........................            115,744             115,583
     Accumulated deficit ..................................            (69,975)            (76,843)
                                                                     ---------           ---------
Total stockholders' equity ................................             45,847              38,818
                                                                     ---------           ---------
                                                                     $  73,050           $  60,129
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

                                U.S. VISION, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)



                                                                  Three Months Ended                      Nine Months Ended
                                                                       October 31,                            October 31,
                                                                 ------------------------               -----------------------
                                                                 1998                1997               1998               1997
                                                                 ----                ----               ----               ----
Net sales................................................    $    34,090         $    31,509         $ 100,509          $  93,563
Cost of sales............................................         10,387               9,799            30,676             29,238
                                                             -----------         -----------         ---------          ---------
Gross profit.............................................         23,703              21,710            69,833             64,325
Operating expenses:
     Selling, general and administrative expenses........         20,495              19,001            59,364             55,613
     Depreciation and amortization.......................            818                 895             2,891              2,750
                                                             -----------         -----------         ---------          ---------
                                                                  21,313              19,896            62,255             58,363
                                                             -----------         -----------         ---------          ---------

Operating income.........................................          2,390               1,814             7,578              5,962
Interest expense, net....................................            148                 649               355              1,864
                                                             -----------         -----------         ---------          ---------
Income before income tax provision.......................          2,242               1,165             7,223              4,098
Income tax provision.....................................            285                   0               355                  0
                                                             -----------         -----------         ---------          ---------
Net income...............................................    $     1,957         $     1,165         $   6,868          $   4,098
                                                             ===========         ===========         =========          =========
Net income per share - basic.............................    $       .25         $      . 22         $     .88          $     .78
                                                             ===========         ===========         =========          =========
Net income per share - assuming dilution.................    $       .25         $       .22         $     .86          $     .76
                                                             ===========         ===========         =========          =========

           See accompanying notes to condensed consolidated financial statements (unaudited).

                                U.S. VISION, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                    Nine Months Ended
                                                                                        October 31,
                                                                                  1998               1997
                                                                                  ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ...........................................................          $  6,868           $  4,098
Adjustments to reconcile net income to net cash provided by
operating activities:
     Depreciation and amortization ...................................             2,891              2,750
     Changes in operating assets and liabilities:
          Accounts receivable ........................................               (28)            (2,412)
          Inventory ..................................................            (4,822)              (913)
          Other ......................................................              (467)              (609)
          Accounts payable-trade .....................................             3,147              1,209
          Accrued expenses ...........................................            (1,442)            (3,457)
                                                                                --------           --------
Net cash provided by operating activities ............................             6,147                666
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property, plant and equipment, net .....................            (6,110)            (4,140)
 Disposal of Dallas facility .........................................                --              1,000
 Acquisition of businesses ...........................................            (1,892)                --
                                                                                --------           --------
 Net cash used in investing activities ...............................            (8,002)            (3,140)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Initial public offering costs .......................................              (174)                --
 Proceeds from borrowings:
    Revolving line of credit .........................................            19,073             90,607
    Other ............................................................               125                 --
 Repayments of borrowings:
     Revolving line of credit ........................................           (15,590)           (86,514)
     Term loans ......................................................              (410)            (1,008)
     Other ...........................................................              (669)              (620)
                                                                                --------           --------
     Net cash provided by financing activities .......................             2,355              2,465
                                                                                --------           --------
Net increase (decrease) in cash ......................................               500                 (9)
Cash at beginning of period ..........................................               365                374
                                                                                --------           --------
Cash at end of period ................................................          $    865           $    365
                                                                                ========           ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest .............................................................          $    369           $  2,151
                                                                                ========           ========
Income taxes .........................................................          $    136           $     --
                                                                                ========           ========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital lease obligations ............................................          $     --           $    696
                                                                                ========           ========
Note payable incurred in connection with acquisitions ................          $  1,206           $     --
                                                                                ========           ========

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

3.       ACQUISITION

         On July 7, 1998, the Company acquired nine licensed optical retail stores located within Sears full line stores and two medical center locations. On October 4, 1998, the Company acquired all of the assets and inventory of sixteen licensed optical departments from the Department Store Division of Dayton Hudson. Both acquisitions were accounted for under the purchase method of accounting. The operating results of these acquisitions are included in the consolidated financial statements since the date of the acquisitions.

4.       INVENTORY

         Inventory is as follows (In thousands):

                                                                    October 31,       January 31,
                                                                        1998              1998
                                                                        ----              ----
Finished goods................................................        $19,111           $14,695
Work-in-process...............................................          1,385             1,043
Raw materials.................................................          2,869             2,417
                                                                      -------           -------
                                                                      $23,365           $18,155
                                                                      =======           =======

5.       INCOME TAXES

         As of January 31, 1998, the Company had net operating loss carry forwards of approximately $23,000,000 which will begin to expire in the year 2006. Approximately $12,500,000 of these carry forwards

                                U.S. VISION, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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


                                                    For the Quarter Ended October 31, 1998
                                                  Income             Shares           Per-Share
                                                (Numerator)       (Denominator)         Amount
                                                -----------       -------------         ------
Net income per share-basic:
Income available to common stockholders          1,957,000          7,791,579          $   0.25
                                                                                       ========
Effect of Dilutive Securities:
Options                                                                97,217
                                                                     --------
Net income per share-assuming dilution:
Income available to common stockholders
    Plus assumed conversions                     1,957,000          7,888,796          $   0.25
                                                 =========          =========          ========


                                                    For the Quarter Ended October 31, 1997
                                                  Income             Shares           Per-Share
                                                (Numerator)       (Denominator)         Amount
                                                -----------       -------------         ------
Net income per share-basic:
Income available to common stockholders          1,165,000          5,261,544          $   0.22
                                                                                       ========
Effect of Dilutive Securities:
Options                                                               107,157
                                                                    ---------
Net income per share-assuming dilution:
Income available to common stockholders
    Plus assumed conversions                     1,165,000          5,368,701          $   0.22
                                                 =========          =========          ========

                                U.S. VISION, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



                                                                 For the Nine Months Ended October 31, 1998
                                                      -----------------------------------------------------------------
                                                            Income                 Shares                Per-Share
                                                          (Numerator)           (Denominator)            Amount
                                                      -----------------------------------------------------------------
Net income per share-basic:
Income available to common stockholders                   6,868,000                7,775,567                 $0.88
                                                                                                              ====
Effect of Dilutive Securities:
Options                                                                              202,105
                                                                                  ----------
Net income per share-assuming dilution:
Income available to common stockholders
    Plus assumed conversions                              6,868,000                7,977,672                 $0.86
                                                         ==========                =========                  ====


                                                                 For the Nine Months Ended October 31, 1997
                                                      -----------------------------------------------------------------
                                                            Income                 Shares                Per-Share
                                                          (Numerator)           (Denominator)            Amount
                                                      -----------------------------------------------------------------
Net income per share-basic:
Income available to common stockholders                   4,098,000                5,261,544                 $0.78
                                                                                                              ====
Effect of Dilutive Securities:
Options                                                                              107,157
                                                                                  ----------
Net income per share-assuming dilution:
Income available to common stockholders
    Plus assumed conversions                              4,098,000                5,368,701                 $0.76
                                                         ==========                =========                  ====


         Pro forma net income per share-basic and pro forma net income per share-assuming dilution for the quarter and nine months ended October 31, 1997 was $0.22 and $0.74, respectively. Pro forma net income gives effect to the initial public offering and the related pay down of the debt as of the beginning of fiscal 1997. Pro forma net income per share-basic is calculated by dividing net income after adjustment for applicable interest expense, net of tax ($579,000 and $1,676,000) by the adjusted number of weighted average shares outstanding (7,761,544) after giving effect to the 2,500,000 shares sold to repay $20,375,000 of debt. Pro forma net income per share-assuming dilution is calculated by dividing net income after adjustment for applicable interest expense, net of tax by the adjusted number of weighted average shares outstanding during the period plus the dilutive effect of stock options (107,157). (See Note 7 below).


7.       RECAPITALIZATION AND IMPACT OF INITIAL PUBLIC OFFERING

         On December 5, 1997, the Company completed an offering of 2,500,000 shares of common stock at an initial public offering price of $9.00 per share. The net proceeds to the Company were used to: (i) repay the $8,837,000 outstanding balance (including any accrued interest thereon) of its 12% subordinated

                                U.S. VISION, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

                                U.S. VISION, INC.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS


        The following table sets forth selected statement of operations data expressed as a percentage of net sales for the periods indicated:

                                                        Three Months Ended               Nine Months Ended
                                                            October 31,                     October 31,
                                                     -------------------------        -----------------------
                                                     1998            1997              1998            1997
                                                     ----            ----              ----            ----
Net sales....................................         100.0%         100.0%             100.0%          100.0%
Cost of sales................................          30.5           31.1               30.5            31.2
                                                    -------       --------            -------         -------

    Gross profit.............................          69.5           68.9               69.5            68.8
Operating expenses:
     Selling, general and administrative.....          60.1           60.3               59.1            59.4
     Depreciation and amortization...........           2.4            2.8                2.9             3.0
                                                    -------       --------           --------        --------
Operating income.............................           7.0            5.8                7.5             6.4
Interest expense, net .......................           0.4            2.1                0.3             2.0
                                                     ------       --------           --------        --------
Income before tax provision .................           6.6            3.7                7.2             4.4
Income tax provision ........................           0.8            0.0                0.4             0.0
                                                     ------       --------           --------        --------
Net income...................................           5.8%           3.7%               6.8%            4.4%
                                                     ======       ========           ========        ========

THREE MONTHS ENDED OCTOBER 31, 1998 COMPARED TO THREE MONTHS ENDED OCTOBER 31, 1997

        Net sales increased $2.6 million, or 8.2%, from $31.5 million for the three months ended October 31, 1997 to $34.1 million for the three months ended October 31, 1998. A 3.8% increase in comparable store sales accounted for $1.2 million of the increase in net sales. New store openings, net of store closings, accounted for the remaining $1.4 million of the increase. The increase in comparable store sales was the result of an increase in the number of eyeglasses sold, as well as an increase in sales of value added eyewear features such as anti-reflective coating and accessory kits.

        Cost of sales increased by $0.6 million, or 6.0%, from $9.8 million for the three months ended October 31, 1997 to $10.4 million for the three months ended October 31, 1998. As a percentage of net sales, cost of sales decreased from 31.1% for the three months ended October 31, 1997 to 30.5% for the three months ended October 31, 1998. The decrease was due to sales of higher margin merchandise, controlling price discounts in the retail stores and the benefit of additional discounts on inventory bulk purchases.

        Selling, general and administrative expenses increased by $1.5 million, or 7.9%, from $19.0 million for the three months ended October 31, 1997 to $20.5 million for the three months ended October 31, 1998. The dollar increase was principally due to an increase in compensation and greater department store rents which are tied directly to sales volume. As a percentage of net sales, selling, general and administrative expenses remained relatively constant for the three months ended October 31, 1997 and October 31, 1998 as the Company continued to leverage its fixed expenses over a larger number of stores.

                                U.S. VISION, INC.

          Interest expense, net decreased by $0.5 million, or 77.2%, from $0.6 million for the three months ended October 31, 1997 to $0.1 million for the three months ended October 31, 1998. The decrease was due to the repayment of debt in connection with the completion of the initial public offering in December 1997. See Note 7 to Notes to Condensed Consolidated Financial Statements (Unaudited).

NINE MONTHS ENDED OCTOBER 31, 1998 COMPARED TO NINE MONTHS ENDED OCTOBER 31,
1997


         Net sales increased $6.9 million, or 7.4%, from $93.6 million for the nine months ended October 31, 1997 to $100.5 million for the nine months ended October 31, 1998. A 5.8% increase in comparable store sales accounted for $5.2 million of the increase in net sales. New store openings, net of store closings, accounted for the remaining $1.7 million of the increase. The increase in comparable store sales was the result of an increase in the number of eyeglasses sold, as well as an increase in sales of value added eyewear features such as anti-reflective coating and accessory kits.

         Cost of sales increased by $1.4 million, or 4.9%, from $29.2 million for the nine months ended October 31, 1997 to $30.7 million for the nine months ended October 31, 1998. The increase was due principally to the $6.9 million increase in net sales. As a percentage of net sales, cost of sales decreased from 31.2% for the nine months ended October 31, 1997 to 30.5% for the nine months ended October 31, 1998. The decrease was due principally to sales of higher margin merchandise, controlling price discounts in the retail stores and the benefit of additional discounts on inventory bulk purchases.

         Selling, general and administrative expenses increased by $3.8 million, or 6.7%, from $55.6 million for the nine months ended October 31, 1997 to $59.4 million for the nine months ended October 31, 1998. The dollar increase was principally due to an increase in compensation and greater department store rents which are tied directly to sales volume. As a percentage of net sales, selling, general and administrative expenses remained relatively constant for the nine months ended October 31, 1997 and October 31, 1998, as revenue increases enabled the Company to leverage its fixed expenses and take advantage of operating efficiencies.


         Depreciation and amortization increased by $0.1 million, or 5.1%, from $2.8 million for the nine months ended October 31, 1997 to $2.9 million for the nine months ended October 31, 1998 due principally to the increase in capital expenditures associated with new store openings.

         Interest expense, net decreased by $1.5 million, or 81.0%, from $1.9 million for the nine months ended October 31, 1997 to $0.4 million for the nine months ended October 31, 1998. The decrease was due to the repayment of debt in connection with the completion of the initial public offering in December 1997. See Note 7 to Notes to Condensed Consolidated Financial Statements (Unaudited).

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary cash source for the first nine months of fiscal 1998 was from operations. In the second quarter of 1998, the Company used excess cash flow to pay the entire outstanding balance on its line of credit and an outstanding term loan. At October 31, 1998 the Company had available cash and cash equivalents of $865,000 compared to $365,000 at January 31, 1998.

         For the nine months ended October 31, 1998, cash provided by operating activities was $6.1 million compared to cash provided by operating activities of $0.7 million for the nine months ended October 31, 1997. The $5.5 million increase in cash provided by operating activities resulted from an increase in net

                                U.S. VISION, INC.

income and favorable changes in: (i) the collection of accounts receivable, principally the result of one of the Company's host department stores centralizing its accounts payable department; (ii) a decrease in accrued interest expense due to the repayment of outstanding debt from proceeds of the December 1997 initial public offering; (iii) timing of payments for compensation and benefits; and (iv) the reduction of lease termination liabilities in fiscal 1997 as a result of the settlement of leases on freestanding stores closed in fiscal 1995. These favorable increases in cash provided by operating activities were offset by an increase in inventory as a result of $2.5 million in bulk purchases during the third quarter, as well as acquisitions of businesses in the second and third quarter of this year.

         Cash used in investing activities was $8.0 million for the nine months ended October 31, 1998 compared to $3.1 million for the nine months ended October 31, 1997. The $4.9 million increase was a result of capital additions for machinery and equipment in the manufacturing facility, professional equipment for new store openings, sale of the Dallas lab during the third quarter of fiscal 1997 and the acquisition of twenty-five licensed optical retail stores and two medical center locations. See Note 3 to Notes to Condensed Consolidated Financial Statements (Unaudited).

         The Company's principal external source of liquidity is its revolving line of credit with Commerce Bank, N.A. During the second quarter, the Company entered into a new $20,000,000 revolving line of credit facility which bears interest at the lower of the prime rate as published in The Wall Street Journal or the thirty (30) day rate for United States Treasury Bills plus 250 basis points, which was 6.79% as of October 31, 1998, and will mature two years after its commencement date. As of October 31, 1998, the Company had $5.6 million outstanding under its revolving line of credit and $14.4 million of availability. The Company must maintain certain financial ratios pertaining to its net worth, current ratio, and ratio of cash to fixed charges. The Company is currently in compliance with all financial covenants under its revolving line of credit.

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

YEAR 2000 COMPLIANCE

         The Company's management recognizes the need to ensure that its operations and relationships with host stores and other third parties will not be adversely impacted by the Year 2000 issue. The Year 2000 problem is a result of computer programs being written using two digits rather than four to define

                                U.S. VISION, INC.

the applicable year. Any of the Company's programs that recognize a date using "00" as the year 1900 rather than the Year 2000 could result in system failures or miscalculations.

         During the third quarter of fiscal 1998, the Company completed the assessment of its internal critical and non-critical hardware and software. Included in the Company's assessment was the identification of all critical and non-critical computer programs and hardware, including environmental systems that are dependent on embedded microchips, such as security systems and HVAC systems. Based on its assessment, the Company determined a portion of its software and certain hardware will require modification or replacement so that those systems will properly utilize dates beyond December 31, 1999. The Company's assessment indicated that its significant information technology systems would not be affected. In addition, the Company is currently implementing a Year 2000 point of sale and order entry system in its retail locations and therefore does not anticipate having any Year 2000 compliance issues with respect to the information technology systems to be utilized by its retail stores.

         The Company also depends on the systems of its suppliers and host stores. Consequently, the Company is in the process of receiving adequate assurances from its host stores that those systems on which the Company relies are or will be Year 2000 compliant before the end of 1999.

         To the extent possible, the Company will develop and implement contingency plans designed to allow continued operations in the event of failure of the Company's or third party systems to be Year 2000 compliant. These contingency plans have not yet been developed, but are expected to be developed and implemented by the end of 1999.

         Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of the Year 2000 program. Further, the failure of the Company or third parties upon which the Company relies, to identify Year 2000 issues and successfully and timely resolve them could have a material adverse impact on the operations of the Company.


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
          3.1*    Restated Certificate of Incorporation of the Company

          3.2*    Bylaws of the Company

         10.1+ Amended and Restated Loan and Security Agreement with Commerce Bank, N.A.

         10.2*    Stock Option Plan, including form of Stock Option Agreement

         10.3**   J.C. Penney License Agreement

         10.4**   Vision Care Agreement

         10.5+    Employment Agreement for William A. Schwartz, Jr.

         10.6**   Employment Agreement for Reid V. Eikner

         10.7**   Employment Agreement for George T. Gorman

         10.8**   Employment Agreement for Gayle E. Schmidt

         10.9**   Employment Agreement for George E. McHenry, Jr.

         10.10**  Form of Non-Statutory Option Agreement

         10.11**  Form of Indemnification Agreement

         10.12**  Stockholders' Agreement

         10.13**  Form of Sears Lease

         10.14**  DRPA Loan Documentation

         21***    Subsidiaries of the Company

         27.1++   Financial Data Schedule

         27.2++   Restated Financial Data Schedule

         27.3++   Restated Financial Data Schedule

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

         + Previously filed as an exhibit to the Company's 10-Q for the period ended July 31, 1998 filed with the Commission on September 12, 1998.

         ++       Filed herewith.


         B.       REPORTS ON FORM 8-K.

                  No reports on Form 8-K were filed by the Registrant during the three (3) months ended October 31, 1998.

                                U.S. VISION, INC.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                U.S. VISION, INC.
                                -------------------
                                  (Registrant)

December 14, 1998               /s/ Kathy G. Cullen
                                -------------------
                                Kathy G. Cullen, Chief Financial Officer
                                (Principal Financial Officer)

                                U.S. VISION, INC.

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
         3.1*     Restated Certificate of Incorporation of the Company

         3.2*     Bylaws of the Company

         10.1+ Amended and Restated Loan and Security Agreement with Commerce Bank, N.A.

         10.2*    Stock Option Plan, including form of Stock Option Agreement

         10.3**   J.C. Penney License Agreement

         10.4**   Vision Care Agreement

         10.5+    Employment Agreement for William A. Schwartz, Jr.

         10.6**   Employment Agreement for Reid V. Eikner

         10.7**   Employment Agreement for George T. Gorman

         10.8**   Employment Agreement for Gayle E. Schmidt

         10.9**   Employment Agreement for George E. McHenry, Jr.

         10.10**  Form of Non-Statutory Option Agreement

         10.11**  Form of Indemnification Agreement

         10.12**  Stockholders' Agreement

         10.13**  Form of Sears Lease

         10.14**  DRPA Loan Documentation

         21***    Subsidiaries of the Company

         27.1++   Financial Data Schedule

         27.2++   Restated Financial Data Schedule

         27.3++   Restated Financial Data Schedule

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

         + Previously filed as an exhibit to the Company's 10-Q for the period ended July 31, 1998 filed with the Commission on September 12, 1998.

         ++       Filed herewith.