Form 10-K405
period 1999-01-31
U S VISION INC
filed 1999-04-30
CIK 1045639

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-K
(Mark One)

     X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 1999

                                       OR

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

       Registrant's telephone number, including area code: (609) 228-1000

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities Registered Pursuant to Section 12(g) of the Act:

COMMON STOCK, PAR VALUE $.01 PER SHARE                     7,793,807
          (Title of class)                        (Number of Shares Outstanding
                                                      as of April 20, 1999)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of voting stock held by nonaffiliates of the registrant is approximately $10,416,875 This amount was calculated by reducing the total number of shares of the registrant's common stock outstanding by the total number of shares of common stock held by officers, directors, and stockholders owning in excess of 10% of the registrant's common stock, and multiplying the remainder by the average of the bid and asked price for the registrant's common stock on April 20, 1999, as reported on the National Association of Securities Dealers, Inc. Automated Quotation System. The information provided shall in no way be construed as an admission that any officer, director, or more than 10% stockholder of the registrant may be deemed an affiliate of the registrant or that such person is the beneficial owner of the shares reported as being held by such person, and any such inference is hereby disclaimed.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Registrant's definitive proxy statement concerning the 1999 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A are incorporated by reference into Part III of this report. The Proxy Statement will be filed by the Commission not later than 120 days after the Registrant's fiscal year ended January 31, 1999.

================================================================================

                                     PART I

ITEM 1.  BUSINESS.

THE COMPANY

     U.S. Vision, Inc. was formed in March 1990 when the company completed a leveraged buyout of Royal International Optical Corporation and became a publicly traded retail optical company. Royal also owned Styl-Rite Optical Mfg. Co., Inc., which currently manufactures, imports and distributes optical frames and sunglasses principally for sale in the company's retail optical stores, as well as for sale to third party optical retailers.

     The majority of the company's outstanding stock was acquired by Royal Associates Acquisition Partnership in December 1994 and, in May 1995, the company effected a one-for-one thousand reverse stock split and deregistered its stock from the Nasdaq SmallCap Market. In March 1997, the company changed its state of incorporation from Pennsylvania to Delaware. In December 1997, the company completed its initial public offering of 2,500,000 shares of stock. The company's stock is listed on the Nasdaq National Market under the symbol "USVI".

     Prior to January 31, 1996, the company's fiscal year ended on March 31. Effective January 31, 1996, the company changed its fiscal year end to January
31. References herein to "fiscal 1995," "fiscal 1996," "fiscal 1997" and "fiscal 1998" refer to the ten months ended January 31, 1996, the fiscal year ended January 31, 1997, the fiscal year ended January 31, 1998, and the fiscal year ended January 31, 1999, respectively. The differences in period durations must be considered in making period-to-period comparisons.

     U.S. Vision maintains its corporate headquarters at 1 Harmon Drive, Glen Oaks Industrial Blvd., Glendora, New Jersey, 08029. The company's telephone number is (609) 228-1000.

GENERAL

     U.S. Vision is a retailer of optical products and services through retail optical departments licensed to operate within national and regional department host stores and through a limited number of freestanding retail locations. As of January 31, 1999, the company operated 614 locations in 48 states, consisting of 557 licensed departments and 57 freestanding stores. The company currently operates 403 J.C. Penney Company, Inc. retail optical departments and is J.C. Penney's primary optical licensee. In addition, the company operates 69 Sears retail optical departments and 85 retail optical departments in regional department stores. The company's freestanding stores are generally located in malls and shopping centers.

     U.S. Vision's retail optical departments are generally full-service retail vision care stores that offer an extensive selection of designer brands and private label prescription eyewear, contact lenses, sunglasses and accessories with an on-premises, independent optometrist who performs complete eye examinations and prescribes eyeglasses and contact lenses. The company's extensive selection of designer and private label branded eyewear allows the company to tailor its merchandise selection to meet the needs of the company's host store customers. See "Business -- Products and Services --Merchandise Selection" and "Store Operations."

     U.S. Vision operates a single, modern optical laboratory, distribution and lens grinding facility where it fills customer orders for prescription eyewear and maintains a central inventory of frames. Customer orders are placed at the retail stores and are phoned into the central optical laboratory daily, where the lenses are ground, cut, finished and custom fitted to optical frames in the size and style selected by the customer. The finished eyewear is then shipped to the retail store for delivery to the customer within one day upon request, otherwise generally within approximately three to four days. See "Business -- Optical Laboratory and Distribution." Through Styl-Rite, the company manufactures, imports and distributes optical frames and sunglasses principally for sale in its optical stores and to a lesser extent for sale to third party retailers.

     Since 1991, the company has been a national provider of managed vision care benefits through its participation in managed vision care programs which offer comprehensive eyewear benefits to managed care participants. Approximately 34% of the company's revenues are attributable to purchases by participants in managed vision care programs. See "Business -- Managed Vision Care."

PRODUCTS AND SERVICES

     Merchandise Selection. U.S. Vision carries a full selection of men's, women's and children's eyeglass frames, a complete line of contact lenses, sunglasses and ancillary products for eyeglasses and contact lenses. Prescription eyewear and accessories accounted for 87% of the company's sales during fiscal 1998. The company offers an extensive selection of designer and private label branded eyewear. Designer eyeglass frames offered include Guess, Nautica, Halston and Eddie Bauer, among others and, at certain stores, Giorgio Armani, Calvin Klein and Polo by Ralph Lauren. The company also offers private label branded eyeglass frames such as Hunt Club, Arizona, Ashley Stewart, Oliver Winston, City Slickers and Rascals, among others. U.S. Vision offers a wide variety of value-added eyewear features and services on which it realizes a higher gross margin such as lightweight, virtually unbreakable polycarbonate lenses, including Kodak progressive lenses and plastic photochromic lenses, as well as scratch resistant and anti-reflective coatings. The company carries a complete line of contact lenses by major contact lens manufacturers such as Bausch & Lomb, Wesley Jessen, and Johnson & Johnson, including daily wear and extended wear soft contact lenses and cosmetic tinted lenses. During fiscal 1998, contact lenses accounted for approximately 13% of the company's sales.

     Pricing. U.S. Vision maintains a promotional pricing strategy which stresses a quality product delivered at a competitive price. The company's frames and lenses are generally competitively priced, with prices varying based on geographic region. While the company earns a higher gross margin on its private-label lines, designer frames generally command premium prices, resulting in higher gross profit dollars per transaction.

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

MANAGED VISION CARE

     Since 1991, U.S. Vision has been a participating provider of managed vision care benefits primarily through Vision One, a national vision care program which offers comprehensive eyewear benefits to over 50 million covered lives through a network of over 2,500 optical locations. Managed care programs are marketed directly to employers, employee benefit plan sponsors and insurance companies such as General Motors, Metropolitan Life, Aetna, Cigna, PruCare HMO and Blue Cross/Blue Shield. Managed care programs give employers the opportunity to offer their employees a group discount at retail optical locations of participating providers with minimal direct cost to the employer. The discounts vary under the plans from fixed percentage discounts to fixed dollar amounts with the balance paid by the subscriber. As a result of these benefits, management believes that many managed care participants have vision examinations on a regular basis and may become more frequent customers of U.S. Vision. In addition, managed care participants frequently apply their discounts and allowances toward the purchase of premium eyeglass products and related accessories. Under the terms of the company's contract with Cole National, a competitor of the company and the owner of the Vision One program, the company pays an administrative fee for each Vision One member transaction. The company's contract with Cole National expires in 2002. The company retains the right, though it has not exercised it in the past, to refuse to participate in particular Vision One programs under which it cannot profitably provide goods and services, and to participate in other managed care vision plans under certain conditions. Approximately 34% of the company's revenues are generated from its participation in various managed vision care programs.

STORE OPERATIONS

     Location and Layout. U.S. Vision operates most of its stores on the premises of national and regional host department stores. These stores generally operate under names such as "J.C. Penney Optical Center" and "Sears Optical," which associate the departments with the host store. The company's retail optical departments generally operate under a lease or license arrangement through which the host store collects the sales receipts, retains an agreed upon percentage of sales, which is recorded as rent expense by the company, and remits the remainder to the company on a regular basis. The company's leased retail optical departments typically average in size from 500 to 800 square feet. The company's retail optical departments are often located within the host department store near the host store's other licensed departments such as the beauty salon and photography studio. Management believes that the location of its retail optical departments within a host store influences the company's ability to take full advantage of the host store's customer traffic.

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

RELATIONSHIP WITH HOST STORES

     Most of the company's stores operate as licensed optical departments within a host department store such as J.C. Penney, Sears, Federated (Rich's, Burdines and Lazarus), May (Strawbridge's, Famous Barr and L.S. Ayres), Marshall Field's, Dayton's, Hudson's and Carson Pirie Scott, among others. Management believes that the company's relationships with its host stores provide several competitive advantages such as: (a) lower operating expenses; (b) lower initial capital investment; (c) loyal host store customer base; (d) established host store advertising and marketing programs; (e) one-stop shopping convenience; and
(f) access to the host store's private label credit card. Management believes its hosts' reputation of quality, trust and value further enhances the company's customer relations.

     Management believes it has developed excellent relationships with the host stores in which it operates. Management strives to continue to enhance these relationships. The company routinely consults with the host stores about the size and placement of the company's optical departments within newly opened or remodeled host stores.

     The company's retail optical departments within J.C. Penney stores are subject to a master lease that expires in December 2003. Since 1992, the company has opened 168 retail optical departments within J.C. Penney and currently has 403 locations within J.C. Penney. The company's master lease with J.C. Penney provides that only a limited number of the company's J.C. Penney optical centers may be closed by J.C. Penney in any calendar year without cause. This limitation, however, does not apply if J.C. Penney closes an entire J.C. Penney department store, either temporarily or permanently. The lease also provides that J.C. Penney will reimburse the company for certain costs relating to the closed department. The company's optical departments within Sears stores are each subject to a lease which provides for a year-to-year term, subject to early termination by either party, without cause, on thirty-days prior written notice. The company's retail optical departments located within other department stores are subject to lease arrangements which contain short notice lease termination provisions. These leases provide for monthly lease payments based upon a percentage of the company's sales at each location.

     In January 1999, as part of the company's growth objectives to diversify its host store base, the company signed master lease agreements with Hudson's Bay Company, which operates over 450 retail locations in Canada In March 1999, the company opened 15 retail optical departments within The Bay, a traditional department store division of Hudson's Bay. In April 1999, the company opened its first location in Zellers, the upscale discount retail division of Hudson's Bay.

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

OPTICAL LABORATORY AND DISTRIBUTION

     U.S. Vision operates a 60,000 square foot modern optical laboratory, distribution and lens grinding facility adjacent to its headquarters in Glendora, New Jersey. Customer orders for prescription eyewear, sunglasses and contact lenses are phoned or faxed in from each of the company's store locations to its central laboratory. Customer orders generally are processed and shipped to stores within three to four working days and many can often be completed overnight if requested by the customer. Most prescription lenses are completed from semi-finished polycarbonate or plastic lenses obtained from third-party suppliers. These lenses are finished in a highly technical process that grinds the surface of the lens to fit the prescription utilizing modern grinding equipment, much of it computer-guided. The lenses are then custom fitted to optical frames in the size and style selected by the customer. Other prescriptions, including many standard prescriptions, can be manufactured by cutting and edging a prefinished lens, also purchased from a third-party supplier, to fit the frames selected. Contact lenses, accessories and non-prescription sunglass orders are filled from available stock and shipped to the company's retail optical departments.

     The company's laboratory is furnished with machinery capable of custom grinding, polishing, cutting, edging, tinting and coating prescription lenses. Management believes it has the manufacturing capacity in its laboratory to accommodate all of the company's projected growth for the foreseeable future.

PURCHASING

     The company's relationships with its vendors and Styl-Rite's manufacturing and importing capability have enabled the company to gain access to a wide array of brand name product offerings. As a leading retailer of eyewear in the United States, U.S. Vision purchases significant quantities of frames, lenses and contact lenses from its suppliers. No purchases are made under long-term contracts. In fiscal 1998, Bausch & Lomb, Signet Armorlite and Vistakon, the company's largest suppliers, accounted for approximately 14%, 20% and 11% of the company's total merchandise purchases, respectively. All raw materials for products manufactured by the company are available from numerous suppliers.

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

     In fiscal 1998, the company continued its efforts to design an integrated management information system, which includes an automated order entry system at each of its optical stores, and new manufacturing and financial systems in the company's corporate headquarters. This new integrated system is designed to facilitate the transmission of the order to the laboratory and provide the company with improved order pricing and costing capability. This new system is also designed to provide the stores with the capability to capture sales and customer information, including prescription data, enhancing the company's ability to monitor sales and merchandise trends and to improve customer service after the sale. In addition, the automated order entry system is designed to enable the stores to validate, at the time of sale, whether a particular frame selected by the customer is in stock and whether the combination of the customer's prescription, selected lenses and frame is within manufacturing tolerances. The integrated information system is expected to enhance the company's operating efficiencies by permitting all orders to be electronically transmitted from the stores to the laboratory. The company has completed its implementation of the new financial accounting and reporting systems in its corporate headquarters and commenced the implementation of the integrated manufacturing systems in its laboratory. The company is currently in the design and testing phase of the automated order entry portion of the system. There can be no assurance that the company will be able to implement and operate this information system effectively or that the system will produce the expected benefits.

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

EMPLOYEES

     As of January 31, 1999, the company had approximately 2,700 full-time and part-time employees, of which: (a) approximately 2,100 were employed in the company's retail outlets; (b) 400 were employed in manufacturing and distribution in the company's laboratory in Glendora, New Jersey; (c) 100 were employed at the company's Styl-Rite manufacturing facility in Miami; and (d) 100 were employed in administrative, marketing and managerial positions at the company's headquarters in Glendora.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The company's stock is traded on Nasdaq under the symbol "USVI." The company completed its initial public offering of 2,500,000 shares of stock on December 5, 1997 and the first day of trading in the stock was December 1, 1997.

     For the period indicated below, the following table sets forth the high and low bid information of the stock as reported on Nasdaq, rounded to the nearest eighth of a dollar.

                                1998 CLOSING PRICES       1997 CLOSING PRICES
                                -------------------      ---------------------
   CALENDAR PERIOD                 LOW      HIGH            LOW       HIGH
   ---------------                 ---      ----            ---       ----
February 1 - April 30            $ 9.63    $13.13           --          --
May 1 - July 31                   10.75     13.38           --          --
August 1 - October 31              7.38     11.38           --          --
November 1 - January 31            6.50      9.88        $ 8.50     $ 9.75 (1)

     As of April 20, 1999, there were 66 record holders of the company's stock. The company has not declared or paid any cash dividends on the stock since its organization. Under the terms of the company's revolving bank line of credit, the company's ability to pay cash dividends to its stockholders is restricted.

------
(1)   December 1, 1997 - January 31, 1998

ITEM 6.  SELECTED FINANCIAL DATA.

     The selected consolidated financial information regarding the company's financial position and operating results set forth below for the years ended January 31, 1999, 1998 and 1997, the ten months ended January 31, 1996, and the year ended March 31, 1995 have been derived from the audited consolidated financial statements of the company. The selected consolidated financial data set forth below should be read in conjunction with the consolidated financial statements of the company and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

                                                                                         TEN MONTHS         YEAR
      (In thousands                                                                         ENDED           ENDED
     except share and                              YEAR ENDED JANUARY 31,                JANUARY 31,      MARCH 31,
      per share data)                        1999          1998            1997            1996(1)          1995
                                          ----------    -----------     ----------       -----------     -----------
STATEMENTS OF OPERATIONS DATA:
Net sales ............................    $  131,491    $   122,763     $  111,544       $    91,172     $   112,283
Cost of sales ........................        40,648         38,584         34,273            29,652          35,139
                                          ----------    -----------     ----------       -----------     -----------
Gross profit .........................        90,843         84,179         77,271            61,520          77,144
Operating expenses:
 Selling, general and
  administrative .....................        79,119         73,367         68,366            61,598          70,506
 Depreciation and amortization .......         3,879          3,390          3,271             2,608           3,654
 Write-off of goodwill(2) ............            --             --             --             8,067              --
 Writedown of Dallas facility(3) .....            --             --             --             1,305           2,100
 Store closings and
   disposals(4) ......................            --           (389)            --            10,473              --
                                          ----------    -----------     ----------       -----------     -----------
              Total operating expenses        82,998         76,368         71,637            84,051          76,260
                                          ----------    -----------     ----------       -----------     -----------
Operating income (loss) ..............         7,845          7,811          5,634           (22,531)            884
Interest expense, net ................            21          2,486          3,499             2,041           1,443
                                          ----------    -----------     ----------       -----------     -----------
Income (loss) before income tax
 (benefit) ...........................         7,824          5,325          2,135           (24,572)           (559)
Income tax provision (benefit) .......           355             --             --            (1,686)           (463)
                                          ----------    -----------     ----------       -----------     -----------
Net income (loss) ....................    $    7,469    $     5,325     $    2,135       $   (22,886)    $       (96)
                                          ==========    ===========     ==========       ===========     ===========

Net income (loss) per share(5) .......    $     0.96    $      0.90     $     0.41       $     (4.33)    $     (0.02)
                                          ==========    ===========     ==========       ===========     ===========
Shares used in computing net
   income (loss) per share -- (5) ....     7,780,164      5,651,954      5,261,543         5,282,668       5,119,041
                                          ==========    ===========     ==========       ===========     ===========
Net income (loss) per share --
assuming dilution (6) ................    $     0.94    $      0.89     $     0.40       $     (4.33)    $     (0.02)
                                          ==========    ===========     ==========       ===========     ===========
Shares used in computing net
  income (loss) per share --
  assuming dilution (6) ..............     7,955,274      5,758,411      5,368,700         5,282,668       5,119,041
                                          ==========    ===========     ==========       ===========     ===========
Net income per share --
 pro forma(7)........................                   $      0.96
                                                        ===========
Shares used in computing net
 income per share -- pro forma(7)                         7,868,700
                                                        ===========


                          Footnotes on following page.

                                                                                         TEN MONTHS         YEAR
        (In thousands                                                                       ENDED           ENDED
       except share and                            YEAR ENDED JANUARY 31,                JANUARY 31,      MARCH 31,
        per share data)                      1999          1998            1997            1996(1)          1995
                                          ----------    -----------     ----------       -----------     -----------
SELECTED OPERATING DATA:
Stores open at end of period:
 Licensed departments .......                557            507             488              467            452
 Freestanding stores ........                 57             63              66               73            143
                                             ---            ---             ---              ---           ----
Total stores ................                614            570             554              540            595
Comparable store sales
 increase(8) ................                4.2%           9.2%            8.3%             6.3%          10.4%

                                      JANUARY 31,                  MARCH 31,
                         1999       1998       1997       1996       1995
                        -------    -------    -------    -------   ---------
BALANCE SHEET DATA:
Cash ...............    $   693    $   365    $   374    $ 1,529    $ 3,528
Working capital ....     23,152     17,967     11,321     12,252     20,617
Total assets .......     75,594     60,129     54,403     53,033     64,587
Long-term debt .....     14,069      8,296     22,623     21,516     15,649
Stockholders' equity     46,470     38,818     13,810     11,897     35,287

--------------------------
(1) The difference in duration of this period must be considered in making period-to-period comparisons.

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

(5) Net income per share has been computed using the weighted average number of shares outstanding after giving effect for all periods presented to the 64-for-1 stock dividend and the conversion of all outstanding Series A Preferred Stock and Series C Preferred Stock into stock upon the closing of the company's initial public offering as described in Note 1 to Notes to Consolidated Financial Statements. Cash dividends on preferred stock of $217,000 were deducted from net income in computing net income per share for the fiscal year ended January 31, 1998.

(6) Net income per share -- assuming dilution has been computed using the weighted average number of shares outstanding after giving effect to the 64-for-1 stock dividend and the conversion of all outstanding Series A Preferred Stock and Series C Preferred Stock into stock upon the closing of the company's initial public offering as described in Note 1 to Notes to Consolidated Financial Statements. In addition, common share equivalents such as warrants and options are included in the computation for the years ended January 31, 1999, 1998 and 1997, respectively. Cash dividends on preferred stock of $217,000 were deducted from net income in computing net income per share - assuming dilution for the fiscal year ended January 31, 1998.

(7) Net income per share -- pro forma is calculated by dividing net income after adjustment for applicable interest expense, net of tax ($2,208,000) by the adjusted number of weighted average shares outstanding after giving effect to the 2,500,000 shares that were sold at the initial public offering price to repay $20,375,000 of debt.

(8) Comparable store sales reflect existing stores that have been open over twelve months.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL OVERVIEW

     The company's net sales consist primarily of retail sales of prescription eyewear and contact lenses, net of refunds and allowances for customer returns. The company's sales are influenced by customer traffic in its host department stores, the successful implementation of its promotional programs and its participation in various managed vision care plans. The principal components of the company's cost of sales include the cost of materials, including eyeglass frames and lenses, as well as manufacturing, assembly, labor and overhead costs associated with operating the company's centralized optical laboratory. Prices of frames vary widely, from inexpensive to high-end designer brands.

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

RESULTS OF OPERATIONS

     The following table sets forth selected statement of operations items expressed as a percentage of net sales for the periods indicated:

                                            YEAR ENDED JANUARY 31,
                                         1999       1998        1997
                                        ------     ------      ------
Net sales ..........................     100.0%     100.0%      100.0%
Cost of sales ......................      30.9       31.4        30.7
                                        ------     ------      ------
  Gross profit .....................      69.1       68.6        69.3

Operating expenses:
 Selling, general and administrative      60.2       59.8        61.3
 Depreciation and amortization .....       2.9        2.7         2.9
                                        ------     ------      ------

Operating income, excluding
 unusual charges ...................       6.0        6.1         5.1
Unusual gains ......................       0.0       (0.3)        0.0
                                        ------     ------      ------

Operating income ...................       6.0        6.4         5.1
Interest expense, net ..............       0.0        2.1         3.2
                                        ------     ------      ------
Income before income tax ...........       6.0        4.3         1.9
Income tax provision ...............        .3         --          --
                                        ------     ------      ------
Net income .........................       5.7%       4.3%        1.9%
                                        ======     ======      ======

FISCAL 1998 COMPARED TO FISCAL 1997

     Net sales increased $8.7 million, or 7.1%, from $122.8 million for fiscal 1997 to $131.5 million for fiscal 1998. A 4.2% increase in comparable store sales accounted for $5.0 million of the increase in net sales. New store openings, net of store closings, accounted for the remaining $3.7 million of the increase. The increase in comparable store sales was the result of an increase in the number of eyeglasses sold, as well as an increase in value added eyewear features, such as anti-reflective coating and accessory kits.

     Cost of sales increased by $2.0 million, or 5.2%, from $38.6 million in fiscal 1997 to $40.6 million in fiscal 1998. The increase was due principally to the $8.7 million increase in net sales. As a percentage of net sales, cost of sales decreased from 31.4% in fiscal 1997 to 30.9% in fiscal 1998. The decrease was due principally to sales of higher margin merchandise, as discussed above, and the benefit of additional discounts on inventory bulk purchases.

     Selling, general and administrative expenses increased by $5.7 million, or 7.8%, from $73.4 million in fiscal 1997 to $79.1 million in fiscal 1998. The increase was principally due to an increase in retail salaries associated with new store openings and greater department store rents which are tied directly to sales volume. As a percentage of net sales, selling, general and administrative expenses increased slightly for fiscal 1998 compared to fiscal 1997 due principally to the opening of 63 new locations as well as an overall increase in base salary rates as a result of the competitive labor market and the low unemployment factor.

     Depreciation and amortization increased by $0.5 million, or 14.7%, from $3.4 million in fiscal 1997 to $3.9 million in fiscal 1998 due principally to the increase in capital expenditures associated with new store openings and acquisitions.

     Interest expense, net decreased by $2.5 million, or 100.0%, from $2.5 million in fiscal 1997 to $0.0 million in fiscal 1998. The decrease was due to:
(a) the repayment of debt in connection with the completion of the initial public offering in December 1997 and (b) the capitalization of interest expense incurred during the development of the company's integrated management information system. See "Liquidity and Capital Resources."

FISCAL 1997 COMPARED TO FISCAL 1996

     Net sales increased by $11.3 million, or 10.1%, from $111.5 million for fiscal 1996 to $122.8 million for fiscal 1997. A 9.2% increase in comparable store sales accounted for $9.5 million of the increase in net sales and new store openings accounted for the remaining $1.7 million of the increase. The increase in comparable store sales was the result of an increase in the number of eyeglasses sold, as well as an increase in value added eyewear features, such as anti-reflective coating and accessory kits.

     Cost of sales increased by $4.3 million, or 12.5%, from $34.3 million in fiscal 1996 to $38.6 million in fiscal 1997. The increase was due principally to the $11.2 million increase in net sales. As a percentage of net sales, cost of sales increased from 30.7% in fiscal 1996 to 31.4% in fiscal 1997. The increase was attributable to increased sales of designer and branded frames and lenses. Although the company realizes a lower gross margin on the sale of these products, designer and branded frames and lenses provide the company with higher gross profit dollars per transaction.

     Selling, general and administrative expenses increased by $5.0 million, or 7.3%, from $68.4 million in fiscal 1996 to $73.4 million for fiscal 1997. The increase was principally due to an increase in retail salaries associated with new store openings and greater department store rents which are tied directly to sales volume. As a percentage of net sales, selling, general and administrative expenses decreased from 61.3% for fiscal 1996 to 59.8% for fiscal 1997 as increases in revenue enabled the company to leverage its fixed expenses and take advantage of operating efficiencies.

     Depreciation and amortization increased slightly by $0.1 million, or 3.0%, from $3.3 million in fiscal 1996 to $3.4 million in fiscal 1997.

     Unusual gains for fiscal 1997 of $0.4 million consisted of $0.7 million income resulting from favorable settlements of lease liabilities that were established in connection with the closing and disposal of freestanding stores in fiscal 1995, net of a $0.3 million loss recognized on the sale of the Dallas facility.

     Interest expense, net decreased by $1.0 million, or 28.6 %, from $3.5 million for fiscal 1996 to $2.5 million for fiscal 1997. The decrease was due to: (a) a reduction of the interest rate on the company's subordinated debentures from an accrual rate of 20% in fiscal 1996 to 12% in fiscal 1997 when the company agreed to make cash interest payments and (b) the repayment of debt in connection with the completion of the initial public offering in December 1997. See "Liquidity and Capital Resources."

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

The following tables set forth certain unaudited financial data for the quarters indicated:

                                   FISCAL 1998 QUARTER ENDED                          FISCAL 1997 QUARTER ENDED
                            --------------------------------------------    ---------------------------------------------
                            APRIL 30,   JULY 31,    OCT. 31     JAN. 31     APRIL 30,   JULY 31,    OCT. 31      JAN. 31
                              1998        1998        1998        1999        1997        1997        1997        1998
                            --------    --------    --------    --------    --------    --------    --------    --------
                                                (In thousands, except percentages and per share data)
Net sales ...............   $ 34,666    $ 31,753    $ 34,090    $ 30,982    $ 31,239    $ 30,815    $ 31,509    $ 29,200
Gross profit.............     24,024      22,106      23,703      21,010      21,597      21,018      21,710      19,854
 % of net sales..........       69.3%       69.6%       69.5%       67.8%       69.1%       68.2%       68.9%       68.0%
Operating income.........   $  2,935    $  2,253    $  2,390    $    267    $  2,370    $  1,778    $  1,814$      1,849
 % of net sales..........        8.5%        7.1%        7.0%        0.8%        7.6%        5.8%        5.8%        6.3%
Net income ..............   $  2,817    $  2,094    $  1,957    $    601    $  1,780    $  1,153    $  1,165$      1,227
% of net sales...........        8.1%        6.6%        5.8%        1.9%        5.7%        3.7%        3.7%        4.2%
 Net income per share....   $   0.36    $   0.27    $   0.25    $   0.08    $   0.34    $   0.22    $   0.22    $   0.15
 Net income per share --
   assuming dilution.....   $   0.35    $   0.26    $   0.25    $   0.08    $   0.33    $   0.21    $   0.22    $   0.15

     The decrease in operating income in the fourth quarter of fiscal 1998 was due to lower than anticipated net sales as well as an overall increase in base salary rates as a result of the competitive labor market.

INCOME TAXES

     As of January 31, 1999, the company had net operating loss carryforwards of approximately $16,000,000 which will begin to expire in the year 2006. Approximately $6,300,000 of these carryforwards are available to offset future taxable income without limitation and approximately $9,700,000 of these carryforwards (the "Restricted NOLs") are significantly limited due to ownership changes experienced by the company prior to 1999. As a result of these limitations, approximately $780,000 of the Restricted NOLs will become available for use each year through the year 2008. The remaining Restricted NOLs are expected to expire unutilized. A valuation allowance has been established to fully reserve the future benefit of all the net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

     The company's primary cash sources for fiscal 1998 were from operations and a new line of credit established in the second quarter of 1998. The company used proceeds from the new line of credit to pay the entire outstanding balance on its prior line of credit and an outstanding term loan. The company's working capital requirements are seasonal and traditionally peak at the end of the fourth quarter and the beginning of the first quarter. Cash and working capital at January 31, 1999 were $693,000 and $23.2 million, respectively, compared to $365,000 and $18.0 million, respectively, at January 31, 1998.

     For the year ended January 31, 1999, cash provided by operating activities was $6.4 million compared to cash provided by operating activities of $1.8 million for the year ended January 31, 1998. The $4.6 million increase resulted from an increase in net income and favorable changes in: (a) the collection of accounts receivable, principally the result of one of the company's host department stores centralizing its accounts payable department; (b) the accrued interest expense payable by the company after the repayment of outstanding debt from proceeds of the December 1997 initial public offering; (c) the timing of payments for compensation and benefits; and (d) the reduction of lease termination liabilities in fiscal 1997 as a result of the settlement of leases on freestanding stores closed in fiscal 1995. These favorable increases in cash provided by operating activities were offset by an increase in inventory as a result of $3.4 million in bulk purchases during the third and fourth quarters of fiscal 1998.

     Cash used in investing activities in fiscal 1998 was $10.8 million compared to $5.2 million in fiscal 1997 and $4.5 million in fiscal 1996. Capital expenditures in fiscal 1998 of $10.8 million were primarily for new store openings, development work on the company's integrated management information system and the acquisition of twenty-five licensed optical retail stores and two medical center locations. See Note 10 to Notes to Consolidated Financial Statements. In fiscal 1999, the company expects to spend approximately $12.0 million on capital expenditures for new store openings, new laboratory equipment, the integrated management information system, and other capital expenditures. Historically, the company has funded capital expenditures through a revolving line of credit, debt financing activities, including capital leases, and operating cash flow.

     The company's principal external source of liquidity is its $20.0 million revolving line of credit with Commerce Bank, N.A. The revolving line of credit facility bears interest at the lower of the prime rate as published in the Wall Street Journal or the thirty (30) day rate for United States Treasury Bills plus 250 basis points, matures in June 2000 and renews automatically for a one-year period, subject to either party's right to terminate by notice of non-renewal. As of January 31, 1999, the company had $8,324,000 outstanding under its revolving line of credit and $11,676,000 of availability. The loan agreement prohibits the payment of dividends to stockholders and contains customary covenants. The company must also maintain certain financial ratios pertaining to its net worth, current ratio, and ratio of cash to fixed charges. See Note 5 to Notes to Consolidated Financial Statements. The company is currently in compliance with all financial covenants and management does not believe that the financial covenants set forth in its revolving line of credit will have an adverse impact on its operations or future plans.

     The company received a commitment from Commerce BankLease, a unit of Commerce Bank, N.A., for a $1,000,000 five-year equipment lease financing facility. The lease financing facility is subject to the completion of all required documentation.

     In addition, in fiscal 1994 and 1995, the company invested $5.6 million in capital expenditures related to the consolidation of the company's laboratory operations and the purchase of its current corporate headquarters in New Jersey. These expenditures were partially financed with a 2% term loan provided by the Delaware River Port Authority ("DRPA"). The first DRPA term loan, which had a balance of $1,078,000 as of January 31, 1999, is due in February 2010 and is secured by the real property and building in which the company maintains its corporate headquarters. The second DRPA term loan, which had a balance of $2,049,000 as of January 31, 1999, is due in February 2010 and is secured by the real property and building in which the company maintains its optical laboratory and distribution facility. The third DRPA term loan, which had a balance of $778,000 as of January 31, 1999, is due in June 2005 and is secured by certain equipment located in the company's optical laboratory and distribution facility. See Note 5 to Notes to Consolidated Financial Statements.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In March 1998, the AICPA issued Statement of Position (SOP) 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The SOP, which has been adopted as of February 1, 1998, requires the capitalization of certain costs incurred in connection with developing or obtaining internal use software. Prior to the adoption of SOP 98-1, the company capitalized all internal use software related costs except for interest which was expensed as incurred. The effect of adopting the SOP was to increase net income for the year ended January 31, 1999 by $528,000 or $0.07 per share.

YEAR 2000 COMPLIANCE

     The company's management recognizes the need to ensure that its operations and relationships with host stores and other third parties will not be adversely impacted by the Year 2000 issue. The Year 2000 problem is a result of computer programs being written using two digits rather than four to define the applicable year. Any of the company's programs that recognize a date using "00" as the year 1900 rather than the Year 2000 could result in system failures or miscalculations.

     During the third quarter of fiscal 1998, the company completed the assessment of its internal critical and non-critical hardware and software. Included in the company's assessment was the identification of all critical and non-critical computer programs and hardware, including environmental systems that are dependent on embedded microchips, such as security systems and VAC systems. Based on its assessment, the company determined a portion of its software and certain hardware will require modification or replacement so that those systems will properly utilize dates beyond December 31, 1999. The company anticipates that the total cost of the modifications will be less than $200,000. The company's assessment indicated that its significant information technology systems would not be affected. In addition, the company is currently developing a Year 2000 compliant point of sale and order entry system in its retail locations and, therefore, does not anticipate having any Year 2000 compliance issues with respect to the information technology systems to be utilized by its retail stores.

     The company also depends on the systems of its suppliers and host stores. Consequently, the company is in the process of receiving adequate assurances from its host stores that those systems on which the company relies are or will be Year 2000 compliant before the end of 1999.

     To the extent possible, the company has developed and will implement contingency plans designed to allow continued operations in the event of failure of the company's or third party systems to be Year 2000 compliant.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The company's earnings are affected by changes in interest rates due to the impact those changes have on the interest expense payable by the company under its variable rate debt revolving line of credit, for which the outstanding balance was $8,324,000 as of January 31, 1999. A 1.0% change in the underlying prime rate or the thirty (30) day rate for United States Treasury Bills would result in a $83,000 change in the annual amount of interest on such debt. This amount is determined by considering the impact of the hypothetical interest rates on the company's revolving line of credit outstanding as of January 31, 1999.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Financial Statements together with the report thereon of Ernst & Young LLP, independent auditors, are included in this report commencing at Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          The information set forth under the heading "Election of Directors" and "Management of the Company" definitive proxy statement for the company's 1999 Annual Meeting of Stockholders is incorporated by reference in this Form 10-K Annual Report.

ITEM 11.  EXECUTIVE COMPENSATION.

          The information set forth under the heading "Executive Compensation" of the definitive proxy statement for the company's 1999 Annual Meeting of Stockholders is incorporated by reference in this Form 10-K Annual Report.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          The information set forth under the heading "Ownership of Common Stock by Certain Beneficial Owners and Management" of the definitive proxy statement for the company's 1999 Annual Meeting of Stockholders is incorporated by reference in this Form 10-K Annual Report.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          The information set forth under the headings "Management of the Company -- Compensation of the Company's Directors" and "Executive Compensation -- Transactions with Management and Related Parties" of the definitive proxy statement for the company's 1999 Annual Meeting of Stockholders is incorporated by reference in this Form 10-K Annual Report.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

FINANCIAL STATEMENTS

         The following financial statements of the company are filed as a part of this report:

                                                                                         Page
                                                                                         ----
Report of Independent Auditors.........................................................  F-1
Consolidated Balance Sheets for the Fiscal Years Ended January 31, 1999 and 1998.......  F-2
Consolidated Statements of Income -- For the Fiscal Years Ended
  January 31, 1999, 1998 and 1997......................................................  F-3
Consolidated Statements of Stockholders' Equity -- for the Fiscal Years Ended
  January 31, 1999, 1998 and 1997 .....................................................  F-4
Consolidated Statements of Cash Flows --For the Fiscal Years Ended
  January 31, 1999, 1998 and 1997......................................................  F-5
Notes to Consolidated Financial Statements.............................................  F-6

         All financial statement schedules have been omitted because they are not applicable or the required information is shown in the consolidated financial statements and notes thereto.

REPORTS ON FORM 8-K

         No reports on Form 8-K have been filed by the company during the last quarter of fiscal 1998.

EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit
Number      Exhibit

3.1*        Restated Certificate of Incorporation of the Company
3.2*        Bylaws of the Company
10.1*       Loan and Security Agreement between the Company and Commerce Bank, as amended
10.2*       Stock Option Plan, including form of Stock Option Agreement
10.3**      Subordinated Note Purchase Agreement
10.4**      Amendment to Subordinated Note Purchase Agreement
10.5**      J.C. Penney License Agreement
10.6**      Vision Care Agreement
10.7+       Employment Agreement for William A. Schwartz, Jr.
10.8+       Form of Employment Severance Agreement
10.9**      Form of Non-Statutory Option Agreement
10.10**     Form of Indemnification Agreement
10.11**     Stockholders' Agreement
10.12**     Form of Sears Lease
10.13**     Commerce Bank Mortgages and Schedules
10.14**     DRPA Loan Documentation
21+         Subsidiaries of the Company
23+         Consent of Independent Auditors
27+         Financial Data Schedule

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

                                         U. S. VISION, INC.


April 30, 1999                           By: /s/ William A. Schwartz, Jr.
                                            ------------------------------------
                                             William A. Schwartz, Jr., President
                                             and Chief Executive Officer

         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 30, 1999.

         SIGNATURE                      CAPACITY
         ---------                      --------


    /s/ William A. Schwartz, Jr.        President, Chief Executive Officer and Director
-----------------------------------     (Principal Executive Officer)
William A. Schwartz, Jr.


    /s/ Kathy G. Cullen                 Senior Vice President and Chief Financial Officer
-----------------------------------       (Principal Financial and Accounting Officer)
Kathy G. Cullen


  /s/ Dennis J. Shaughnessy             Director
-----------------------------------
Dennis J. Shaughnessy


 /s/ J. Roger Sullivan, Jr.             Director
-----------------------------------
J. Roger Sullivan, Jr.


 /s/ Richard K. McDonald                Director
-----------------------------------
Richard K. McDonald


 /s/ G. Kenneth Macrae                  Director
-----------------------------------
G. Kenneth Macrae


 /s/ David M. Tracy                     Director
-----------------------------------
David M. Tracy


 /s/ Peter M. Troup                     Director
-----------------------------------
Peter M. Troup

                         Report of Independent Auditors

Board of Directors and Stockholders
U.S. Vision, Inc.

We have audited the accompanying consolidated balance sheets of U.S. Vision, Inc. as of January 31, 1999 and 1998, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended January 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of U.S. Vision, Inc. at January 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 1999, in conformity with generally accepted accounting principles.

As discussed in Note 2 to the financial statements, in the year ended January 31, 1999, the Company changed its method of accounting for costs of computer software developed or obtained for internal use.


                                                       /s/Ernst & Young LLP





Philadelphia, Pennsylvania
March 17, 1999

                                U.S. Vision, Inc.

                           Consolidated Balance Sheets

                (Dollars in thousands, except per share amounts)

                                                                        JANUARY 31,
                                                                    1999          1998
                                                                 -----------------------
ASSETS
Current assets:
   Cash                                                          $     693     $     365
   Accounts receivable                                              13,520        11,730
   Inventory                                                        22,818        18,155
   Prepaid expenses and other                                          847           349
                                                                 -----------------------
Total current assets                                                37,878        30,599
Property, plant, and equipment, net                                 31,634        26,003
Goodwill, net of accumulated amortization of $570 and $402,
   respectively                                                      5,565         2,917
Other                                                                  517           610
                                                                 -----------------------
                                                                 $  75,594     $  60,129
                                                                 =======================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable -- trade                                     $   7,894     $   6,000
   Accrued expenses                                                  5,238         5,581
   Current portion of obligations under capital lease                  660           809
   Current portion of long-term debt                                   934           242
                                                                 -----------------------
Total current liabilities                                           14,726        12,632
Obligations under capital lease                                      1,542         2,199
Long-term debt, less current portion                                12,527         6,097
Other long-term liabilities                                            329           383
Stockholders' equity:
   Common stock, $0.01 par value:
     Authorized shares -- 15,000,000, issued and outstanding
       shares -- 7,793,807 and 7,761,544, at January 31, 1999
       and January 31, 1998, respectively                               78            78
   Additional paid-in capital                                      115,766       115,583
   Accumulated deficit                                             (69,374)      (76,843)
                                                                 -----------------------
Total stockholders' equity                                          46,470        38,818
                                                                 -----------------------
                                                                 $  75,594     $  60,129
                                                                 =======================

          See accompanying notes to consolidated financial statements.

                                U.S. Vision, Inc.

                        Consolidated Statements of Income

                (Dollars in thousands, except per share amounts)


                                                  YEAR ENDED JANUARY 31,
                                              1999         1998         1997
                                            ----------------------------------

Net sales                                   $131,491    $ 122,763     $111,544
Cost of sales                                 40,648       38,584       34,273
                                            ----------------------------------
Gross profit                                  90,843       84,179       77,271

Operating expenses:
    Selling, general, and administrative
       expenses                               79,119       73,367       68,366
    Depreciation and amortization              3,879        3,390        3,271
    Store closings and disposals                  --         (389)          --
                                            ----------------------------------
                                              82,998       76,368       71,637
                                            ----------------------------------

Operating income                               7,845        7,811        5,634
Interest expense, net                             21        2,486        3,499
                                            ----------------------------------

Income before income tax                       7,824        5,325        2,135
Income tax provision                             355           --           --
                                            ----------------------------------
Net income                                  $  7,469    $   5,325     $  2,135
                                            ==================================
Net income per share                        $    .96    $     .90     $    .41
                                            ==================================
Net income per share - assuming
    dilution                                $    .94    $     .89     $    .40
                                            ==================================


          See accompanying notes to consolidated financial statements.

                                U.S. Vision, Inc.

           Consolidated Statements of Changes in Stockholders' Equity

                        (In thousands, except share data)

                                    9% SERIES A              9% SERIES C
                                     CUMULATIVE               CUMULATIVE
                                   PREFERRED STOCK          PREFERRED STOCK
                                ($100,000 FACE VALUE      ($63.50 FACE VALUE
                                     PER SHARE)               PER SHARE)
                                 SHARES      AMOUNT       SHARES      AMOUNT
                                ---------------------------------------------
Balance at January 31, 1996         144     $ 14,422      110,936     $ 7,044
Net income
Additional cost of equity
   exchange
Dividends on preferred stock         14        1,343       10,033         638
                                ---------------------------------------------
Balance at January 31, 1997         158       15,765      120,969       7,682
Net income
Dividends on preferred stock         11        1,088        8,417         534
Conversion of warrants                                     (3,895)       (247)
Conversion of preferred stock
   to common stock                 (169)     (16,853)    (125,491)     (7,969)
Proceeds from initial public
   offering
Initial public offering costs
                                ---------------------------------------------
Balance at January 31, 1998          --           --           --          --
Net income
Additional Initial public
   offering costs
Stock issuance in connection
   with acquisition
Stock issuance in connection
   with director stock
   compensation plan
                                =============================================
Balance at January 31, 1999          --     $     --           --     $    --
                                =============================================

                                U.S. Vision, Inc.

                        (In thousands, except share data)

                                       COMMON STOCK
                                   ($0.01 PAR VALUE PER
                                          SHARE)           ADDITIONAL                           TOTAL
                                  ---------------------     PAID-IN        ACCUMULATED      STOCKHOLDERS'
                                    SHARES     AMOUNT       CAPITAL          DEFICIT            EQUITY
                                  -----------------------------------------------------------------------
Balance at January 31, 1996          916,890   $   9      $     70,905     $   (80,483)      $  11,897
Net income                                                                       2,135           2,135
Additional cost of equity
   exchange                          (21,125)                     (222)                           (222)
Dividends on preferred stock                                                    (1,981)
                                  -----------------------------------------------------------------------
Balance at January 31, 1997          895,765       9            70,683         (80,329)         13,810
Net income                                                                       5,325           5,325
Dividends on preferred stock                                                    (1,839)           (217)
Conversion of warrants             1,607,775      16               231
Conversion of preferred stock
   to common stock                 2,758,004      28            24,794
Proceeds from initial public
   offering                        2,500,000      25            22,475                          22,500
Initial public offering costs                                   (2,600)                         (2,600)
                                  -----------------------------------------------------------------------
Balance at January 31, 1998        7,761,544      78           115,583         (76,843)         38,818
Net income                                                                       7,469           7,469
Additional initial public
   offering costs                                                 (174)                           (174)
Stock issuance in connection
   with acquisition                   16,700       -               200                             200
Stock issuance in connection
   with director stock
   compensation plan                  15,563       -               157                             157
                                  =======================================================================
Balance at January 31, 1999        7,793,807    $ 78        $  115,766     $    (69,374)     $  46,470
                                  =======================================================================


          See accompanying notes to consolidated financial statements.

                                U.S. Vision, Inc.

                      Consolidated Statements of Cash Flows

                                 (In thousands)

                                                                                 YEAR ENDED JANUARY 31,
                                                                           1999          1998          1997
                                                                         ------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                               $  7,469     $   5,325     $   2,135
Adjustments to reconcile net income to net cash
provided by operating activities:
       Depreciation and amortization                                        3,879         3,390         3,271
       Interest expense                                                        --            --         1,637
       Store closings and lease termination payments                           --          (389)       (3,513)
   Changes in operating assets and liabilities, net of
   effect of acquisitions:
     Accounts receivable                                                   (1,547)       (3,024)       (1,101)
     Inventory                                                             (4,275)          (30)          538
     Other                                                                   (415)         (150)          330
     Accounts payable - trade                                               1,718        (1,173)         (647)
     Accrued expenses                                                        (396)       (2,151)        1,522
                                                                         ------------------------------------
Net cash provided by operating activities                                   6,433         1,798         4,172

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property, plant, and equipment, net                      (8,894)       (6,241)       (4,492)
     Disposal of Dallas facility                                               --         1,000            --
     Acquisitions                                                          (1,892)           --            --
                                                                         ------------------------------------
Net cash used in investing activities                                     (10,786)       (5,241)       (4,492)

CASH FLOWS FROM FINANCING ACTIVITIES:
Costs to exchange debt for equity                                              --            --          (222)
Preferred stock dividend                                                       --          (217)           --
Proceeds from initial public offering                                          --        22,500            --
1997 initial public offering costs                                           (174)       (2,600)           --
Proceeds from borrowings:
   Revolving line of credit                                                29,265       117,094       106,034
   Term loans                                                                  --            --         8,000
   Other                                                                      424         1,650            --
Repayments of borrowings:
   Revolving line of credit                                               (23,090)     (117,330)     (111,988)
   Term loans                                                                (524)      (16,825)       (2,099)
   Other                                                                   (1,220)         (838)         (560)
                                                                         ------------------------------------
   Net cash provided by (used in) financing activities                      4,681         3,434          (835)
                                                                         ------------------------------------
Net increase (decrease) in cash                                               328            (9)       (1,155)
Cash at beginning of period                                                   365           374         1,529
                                                                         ====================================
Cash at end of period                                                    $    693     $     365     $     374
                                                                         ====================================

Supplemental disclosure of cash flow information:
Interest paid                                                            $    554     $   2,496     $     990
                                                                         ====================================
Income taxes                                                             $    235     $      --     $      --
                                                                         ====================================

Supplemental schedule of non-cash investing and financing activities:
Capital lease obligations incurred                                       $     --     $     980     $   1,070
                                                                         ====================================
Note payable incurred in connection with acquisitions                    $  1,206     $      --     $      --
                                                                         ====================================

          See accompanying notes to consolidated financial statements.

                                U.S. Vision, Inc.

                   Notes to Consolidated Financial Statements

                                January 31, 1999


1. ORGANIZATION

U.S. Vision, Inc. (the "Company") was formed in March 1990 and incorporated in the Commonwealth of Pennsylvania. In March 1997, the Company reincorporated in the State of Delaware. The Company's principal business activity is the retail sale and manufacturing of prescription eyewear through approximately 614 stores located throughout the United States.

On May 12, 1995, the Board of Directors of the Company effected a 1-for-1,000 reverse stock split. All shareholders who had fractional shares after the reverse split received cash at the rate of $1.25 per pre-split share. The Company paid $407,000 in total for the fractional shares. Subsequent to the reverse split, the Company deregistered its common stock under the Securities and Exchange Act of 1934, as amended, and delisted its common stock for trading on the Small Cap-Tier of the Nasdaq Stock Market. All share data for all periods presented herein reflects the reverse stock split.

In December 1997, the Company completed an initial public offering of 2,500,000 shares of the Company's common stock. The initial public offering price was $9.00 per share. The net proceeds to the Company were used to retire the $8,837,000 outstanding balance of its 12% subordinated debentures which was payable on March 1998 (See Note 5), to repay $6,600,000 on its bank term loan due 2001 (see Note 5), and to repay $4,938,000 on its revolving line of credit which would have expired on December 31, 1999 (see Note 5). In conjunction with the sale of common stock, the Company recapitalized its common stock and authorized a 64-for-1 stock dividend. Additionally, in conjunction with the initial public offering described above, the holders of the Series A cumulative preferred stock and Series C cumulative preferred stock converted all the outstanding shares of preferred stock into common stock at the public offering price. The liquidation values of the Series A and the Series C preferred stock plus accumulated dividends at the date of the conversion of $16,853,000 and $7,969,000, respectively, were converted for 1,872,592 and 885,412 shares of common stock, respectively. All references to net income per share data in the financial statements have been restated to give effect to the stock dividend and conversion of the preferred stock.

2. SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

                                U.S. Vision, Inc.

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment are stated at cost. Depreciation, which includes assets under capital leases, is computed using the straight-line method. The general range of useful lives is 10 to 30 years for buildings and improvements, and 3 to 10 years for automobiles, machinery and equipment, computer equipment, and furniture and fixtures. Depreciation expense totaled $3,703,000, $3,297,000, and $3,178,000 in fiscal 1998, 1997, and 1996, respectively.

LONG-LIVED ASSETS

Long-lived assets, which principally includes property, plant, and equipment, and goodwill arising from business acquisitions, are amortized on a straight-line basis over the expected period to be benefited from 15 to 40 years. In accordance with FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company periodically evaluates the realizability of long-lived assets as events or circumstances indicate a possible inability to recover their carrying amounts. Long-lived assets are grouped and evaluated on a per store basis by applying various analyses, including undiscounted cash flows and profitability projections.

                                U.S. Vision, Inc.

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ADVERTISING

The Company expenses advertising costs as incurred. Advertising expense was $8,035,000, $7,594,000, and $6,766,000 in fiscal 1998, 1997, and 1996, respectively.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In March 1998, the AICPA issued Statement of Position (SOP) 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The SOP, which has been adopted as of February 1, 1998, requires the capitalization of certain costs incurred in connection with developing or obtaining internal use software. Prior to the adoption of SOP 98-1, the Company capitalized all internal use software related costs except for interest which was expensed as incurred. The effect of adopting the SOP was to increase net income for the year ended January 31, 1999 by $528,000 or $0.07 per share on a diluted basis.

                                U.S. Vision, Inc.

3. INVENTORY

Inventory is as follows (In thousands):

                       JANUARY 31,
                    1999       1998
                   ------------------
Finished goods     $18,782    $14,695
Work-in-process      1,230      1,043
Raw materials        2,806      2,417
                   ------------------
                   $22,818    $18,155
                   ==================

4. PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment is as follows (In thousands):

                                     JANUARY 31,
                                   1999       1998
                                 ------------------
Land and buildings               $ 6,490    $ 6,319
Leasehold improvements             9,325      8,762
Machinery and equipment           21,723     18,646
Data processing equipment and
 related capitalized costs        12,286      8,761
Furniture and fixtures            13,648     11,973
Automobiles                          472        322
                                 ------------------
                                  63,944     54,783
Less accumulated depreciation     32,310     28,780
                                 ------------------
                                 $31,634    $26,003
                                 ==================

                                U.S. Vision, Inc.

5. LONG-TERM DEBT

Long-term debt is as follows (In thousands):

                                                                            JANUARY 31,
                                                                         1999        1998
                                                                        ------------------
$20,000,000 Revolving Line of Credit which expires on July 31,
  2000 (with automatic one year extensions). Interest is payable monthly at the lower of prime, as defined, or the thirty day rate for U.S. Treasury Bills plus 250 basis points (6.77% at
  January 31, 1999). The revolving line of credit is secured by
  substantially all the assets of the Company.                          $8,324      $   --

$7,000,000 Revolving Line of Credit. Interest was payable
  monthly at prime, as defined, plus 1.0% through November
  1997, when the rate was reduced to prime plus 0.5% (9% at
  January 31, 1998). The revolving line of credit was paid in full
  on July 31, 1998.                                                         --       1,907

$8,000,000 Term Loan. Interest is due monthly at prime, as
  defined, plus 1.5% through November 1997, when the rate was reduced to prime plus 1.0% (9.5% at January 31, 1998). The
  term loan was paid in full on July 31, 1998.                              --         214

DRPA Term Loan due February 1, 2010. Requires quarterly
  payments of $13,322, which includes principal and interest at
  2%. Final payment of $702,434 is due on January 31, 2010. The term loan is secured by the land and building of the Corporate
  headquarters.                                                          1,078       1,117

DRPA Term Loan due February 1, 2010. Requires quarterly
  payments of $25,313, which includes principal and interest at
  2%. Final payment of $1,334,625 is due on January 31, 2010. The term loan is secured by the land and building of the New Jersey
  manufacturing facility.                                                 2,049       2,123

DRPA Term Loan due on June 7, 2005. Requires quarterly
  payments of $33,175, which includes principal and interest at
  2%. The term loan is secured by certain of the equipment
  located in the New Jersey manufacturing facility.                        778         893

                                U.S. Vision, Inc.

5. LONG-TERM DEBT (CONTINUED)

                                                                            JANUARY 31,
                                                                         1999        1998
                                                                       -------------------
Note payable to stockholder due July 7, 2001. Requires
  quarterly payments of $41,666 plus simple interest based on the prime rate at the first day of each calendar quarter (7.75% at
  January 31, 1999).                                                       416          --

Other                                                                      816          85
                                                                       -------------------
                                                                        13,461       6,339
Less current portion                                                       934         242
                                                                       -------------------
                                                                       $12,527      $6,097
                                                                       ===================

The revolving credit agreement contains various financial covenants pertaining to net worth, current ratio, and ratio of cash flow to fixed charges. The revolving credit agreement also prohibits the payment of dividends to common stockholders. At January 31, 1999, the Company was in compliance with all financial covenants.

The carrying amounts of the Company's borrowings approximate their fair values.

Maturities of long-term debt for each of the next five years and thereafter are as follows (In thousands):


                         YEAR ENDED JANUARY 31,
                        2000            $   934
                        2001              8,796
                        2002                366
                        2003                281
                        2004                273
                        Thereafter        2,811
                                        -------
                                        $13,461
                                        =======


6. LEASE COMMITMENTS

Capital lease obligations are machinery and equipment leases which expire on various dates through 2003. Assets under capital leases at January 31, 1999 and 1998, were $3,381,000 and $3,718,000, net of accumulated amortization of $576,000 and $287,000, respectively, and are included as a component of property, plant, and equipment in the consolidated balance sheets.

                                U.S. Vision, Inc.

6. LEASE COMMITMENTS (CONTINUED)

Future minimum payments required under noncancelable capital leases and operating leases with lease terms in excess of one year as of January 31, 1999, are as follows (In thousands):

                                                   CAPITAL   OPERATING
YEAR ENDED JANUARY 31,                             LEASES     LEASES
----------------------                             ------------------

         2000                                      $  855      $1,663
         2001                                         604       1,133
         2002                                         496         570
         2003                                         322         291
         2004                                          --         119
         Thereafter                                    --         136
                                                   ------------------
         Total lease payments                       2,277      $3,912
                                                               ======
         Less amount representing interest             75
                                                   ------
         Present value of minimum capitalized
            lease payments                          2,002
         Less current portion                         660
                                                   ------
         Long-term portion                         $1,542
                                                   ======


At January 31, 1999, the Company operated 57 of its retail stores under operating leases with varying terms. The leases expire at various dates from fiscal 1999 to fiscal 2006, and many have renewal options for up to five additional years. The leases provide for minimum lease payments and, in many cases, require payment of additional rents if sales exceed stipulated levels. These additional rents are not significant. The leases also require, in most cases, payment of taxes and common area expenses such as maintenance, security, and other expenses.

The Company also operated 557 licensed optical departments under leases with expiration dates ranging from 60-days to 5-years. These leases provide for monthly lease payments calculated as a percentage of sales. Rent expense under these leases was $15,537,000, $14,212,000, and $12,580,000 in fiscal 1998, 1997, and 1996, respectively. Approximately 70% of these leases are with one large national retailer. The Company's master lease provides that only a limited number of the Company's optical centers with this retailer may be closed in any calendar year without cause.

                                U.S. Vision, Inc.

6. LEASE COMMITMENTS (CONTINUED)

The Company also operates other facilities under operating leases. Rent expense for all operating leases, including those on its retail stores and licensed optical departments described above, was $18,270,000, $17,010,000, and $15,519,000 in fiscal 1998, 1997, and 1996, respectively.

7. INCOME TAXES

The components of the income tax provision are as follows (In thousands):

                                                   YEAR ENDED JANUARY 31,
                                          --------------------------------------
                                           1999          1998            1997
                                          --------------------------------------

Current provision                         $ 476          $ 85          $      --
Deferred benefit                           (121)          (85)                --
                                          --------------------------------------
Income tax provision                      $ 355          $ --          $      --
                                          ======================================


Deferred income tax liabilities and assets result from differences in the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements. Significant components of the Company's deferred income taxes are as follows (In thousands):

                                                          YEAR ENDED JANUARY 31,
                                                          1999            1998
                                                        ------------------------

Deferred tax liability:
  Depreciation                                          $ 1,548         $ 1,280
Deferred tax assets:
  Store closing reserves                                    199             289
  Inventory costs                                           414             483
  Alternative Minimum Tax Credit                            206              85
  Other                                                     170             190
Net operating loss carryover                              5,730           8,766
                                                        ------------------------
                                                          6,719           9,813
Valuation allowance for deferred tax assets              (4,965)         (8,448)
                                                        ------------------------
Total deferred tax assets                                 1,754           1,365
                                                        ------------------------
Net deferred tax assets                                 $   206         $    85
                                                        ========================

                                U.S. Vision, Inc.

7. INCOME TAXES (CONTINUED)

The deferred tax valuation reserve decreased $3,483,000 and $2,030,000 for fiscal 1998 and 1997, respectively. The valuation reserve has been established to eliminate the benefit of all net deferred tax assets except for the credit on the Alternative Minimum Tax.

A reconciliation of the income tax provision with amounts determined by applying the U.S. Statutory rate to income before income tax is as follows (in thousands):


                                                             YEAR ENDED JANUARY 31,
                                                        1999          1998        1997
                                                      ---------------------------------

Income tax provision at the statutory rate            $ 2,660       $ 1,810       $ 726
Amortization of goodwill                                   54            28          28
Nontaxable income                                          --           (57)         --
Nondeductible expenses                                     47            32          32
Change in realization of deferred asset                    --            --         (13)
Decrease in deferred tax asset valuation reserve       (2,691)       (2,030)       (866)
State income tax provision                                136            --          --
Other taxes                                               149           217          93
                                                      ---------------------------------
Income tax provision                                  $   355       $    --       $  --
                                                      =================================

As of January 31, 1999, the Company had net operating loss carry forwards of approximately $16,000,000 which will begin to expire in the year 2006. Approximately $6,300,000 of these carry forwards are available to offset future taxable income without limitation and approximately $9,700,000 of these carry forwards (the "Restricted NOLs") are significantly limited due to ownership changes experienced by the Company. As a result of these limitations, approximately $780,000 of the Restricted NOLs will become available for use each year through the year 2008. The remaining Restricted NOLs are expected to expire unutilized. A valuation allowance has been established to fully reserve the future benefit of all the net operating loss carry forwards.

                                U.S. Vision, Inc.

8.  NET INCOME PER SHARE

         The following table (in thousands except per share data) presents the calculation of earnings per share for the periods indicated.

                                                      YEAR ENDED JANUARY 31,
                                                  1999        1998        1997
                                                 ------------------------------

Net income                                       $7,469      $5,325      $2,135

Preferred stock dividends                            --         217          --
                                                 ------------------------------

Net income available to common stockholders      $7,469      $5,108      $2,135
                                                 ------------------------------

Basic average common shares outstanding           7,780       5,652       5,262

Effect of dilutive securities:

   Options                                          175         106         107
                                                 ------------------------------

Diluted average common shares outstanding         7,955       5,758       5,369
                                                 ------------------------------
Net income per share applicable to common
   stockholders                                  $ 0.96      $ 0.90      $ 0.41
                                                 ==============================
Net income per share - assuming dilution
   applicable to common stockholders             $ 0.94      $ 0.89      $ 0.40
                                                 ==============================

Pro forma net income per share-basic and pro forma net income per share-assuming dilution for the year ended January 31, 1998 was $0.96. Pro forma net income gives effect to the initial public offering and the related pay down of the debt as of the beginning of fiscal 1997. Pro forma net income per share-basic is calculated by dividing net income after adjustment for applicable interest expense, net of tax ($2,208,000) by the adjusted number of weighted average shares outstanding (7,761,544) after giving effect to the 2,500,000 shares sold to repay $20,375,000 of debt. Pro forma net income per share-assuming dilution is calculated by dividing net income after adjustment for applicable interest expense, net of tax by the adjusted number of weighted average shares outstanding during the period plus the dilutive effect of stock options (107,157).

9.   COMMITMENTS AND CONTINGENCIES

The Company, in the normal course of business, is involved in various legal proceedings. Management of the Company believes that, in all cases, the outcome of such legal proceedings will not have a material effect on the Company's results of operations or financial condition.

                                U.S. Vision, Inc.

10. ACQUISITIONS

On July 7, 1998, the Company acquired nine licensed optical retail stores located within Sears full line stores and two medical center locations. On October 4, 1998, the Company acquired all of the assets and inventory of sixteen licensed optical departments from a department store division of a national retailer. Both acquisitions were accounted for under the purchase method of accounting. The operating results of these acquisitions are included in the consolidated financial statements since the date of the acquisitions. The total cost of these acquisitions was $3.2 million, and the excess of the purchase price over the fair market value of the acquired assets and liabilities assumed has been recorded as goodwill. The total goodwill recorded on these acquisitions was $2.8 million which is being amortized on a straight line basis over 15 years from the respective date of each acquisition.

11. SEGMENT INFORMATION

The Company operates in one segment: the marketing, distribution, and production of optical products through retail optical stores. On January 31, 1999, the Company operated in 48 states.

Approximately 66% of the Company's sales were in licensed departments of one retailer for fiscal 1998 and 1997. Sales in licensed departments of another retailer were approximately 12% and 10% for fiscal 1998 and 1997. A termination of the licensed departments could cause a loss of sales, which would affect operating results adversely.


12. STOCK BASED COMPENSATION PLANS

In February 1996, the Board of Directors authorized the formation of an incentive stock option plan. The total amount of Common Stock for which options may be granted under this plan may not exceed in the aggregate 1,300,000 shares. The price at which shares may be purchased pursuant to options granted under the plan may not be less than the fair market value of the shares of Common Stock on the date the option is granted. In March 1996, 639,665 options were issued to various members of management. The majority of these options vested immediately, are exercisable at $7.69 per share (fair market value on date of grant), and expire on October 1, 2004.

In May 1998, 317,000 options were issued to various members of management with an exercise price of $12.00 per share (estimated fair market value on date of grant). Twenty-five percent of these options vested immediately upon grant, and the remaining options vest twenty-five percent per year for the next three years from the date of grant. These options expire in May 2008.

                                U.S. Vision, Inc.

12. STOCK BASED COMPENSATION PLANS (CONTINUED)

In December 1997, 33,333 non-qualified options were issued to various directors with an exercise price of $9.00 per share (fair market value on date of grant). One third of these options vested immediately upon grant, and the remaining options vest one third per year for the next two years from the date of grant. These options expire in December 2007.

The following table summarizes the Company's stock option activity:

                                                           YEAR ENDED JANUARY 31,
                                            1999                     1998                     1997
                                   ----------------------   ---------------------    ---------------------
                                                Weighted                 Weighted                 Weighted
                                                 Average                  Average                  Average
                                     Number     Exercise      Number     Exercise      Number     Exercise
                                   of shares      Price      of shares     Price     of shares      Price
                                   -----------------------------------------------------------------------
Options outstanding at beginning
   of year                            769,523   $   7.75      736,190   $   7.69         96,525   $   7.69
Granted                               317,000      12.00       33,333       9.00        639,665       7.69
Exercised                                  -       -               -       -                 -       -
Forfeited                                  -       -               -       -                 -       -
                                   -----------------------------------------------------------------------
Options outstanding at end of
   year                             1,086,523   $   8.99      769,523   $   7.75        736,190   $   7.69
                                   =======================================================================
Exercisable at end of year            832,440   $   8.14      736,858   $   7.71        720,525   $   7.69
Available for future grants           343,335                 660,335                   660,335


The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. If the Company had recognized compensation costs based upon the fair value of the stock options at the date of the grant, as prescribed by FAS 123, the Company's pro forma net income and pro forma net income per share would have been $6.7 million and $0.85, respectively, for the fiscal year ended January 31, 1999. The effect of applying Statement 123's fair value method to the Company's stock-based awards results in pro forma net income per share that are not different from amounts reported for fiscal years ended January 31, 1998 and January 31, 1997.

                                U.S. Vision, Inc.

12. STOCK BASED COMPENSATION PLANS (CONTINUED)

The fair value of options granted in fiscal 1998 was $5.54 per share. The fair value of the options was estimated at the date of the grant using a Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 5.75%, dividend yield of 0%, expected volatility of the market price of the common stock of 43.5%, and weighted average expected life of the options of 5 years. The estimated fair value of the options was amortized to expense over the vesting period of the options for the purposes of determining pro forma net income and pro forma net income per share. The effects of applying FAS 123 for purposes of providing pro forma disclosures are not likely to be representative of the effects on reported net income in future years.

During 1998, the Company issued 15,563 shares of common stock to directors. Compensation expense, based on the fair market value of the stock at the date of grant, of $158,000 has been included in the statement of income for fiscal 1998.

13. EMPLOYEE BENEFIT PLAN

The Company implemented an employee savings plan (the "plan") during fiscal 1995 pursuant to Section 401(k) of the Internal Revenue Code. All employees who have been credited with at least 250 hours of service within three consecutive months are eligible to participate in the plan. Employees may elect to contribute to the plan through payroll deductions in an amount not to exceed the amount permitted under the Internal Revenue Code. The Company has the discretion to make matching contributions on behalf of the participants. Employees are fully vested in their contributions. Company contributions vest at a rate of 20% on each participant's anniversary date in the plan provided that the participant has completed 1,000 hours of service with the Company as of such date. During fiscal 1998, 1997 and 1996, the Company contributed $104,000, $98,000 and $90,000, respectively to the plan.

                                  EXHIBIT INDEX



    EXHIBIT
    NUMBER                              EXHIBIT

    3.1*          Restated Certificate of Incorporation of the Company
    3.2*          Bylaws of the Company
    10.1*         Loan and Security Agreement between the Company and Commerce
                  Bank, as amended
    10.2*         Stock Option Plan, including form of Stock Option Agreement
    10.3**        Subordinated Note Purchase Agreement
    10.4**        Amendment to Subordinated Note Purchase Agreement
    10.5**        J.C. Penney License Agreement
    10.6**        Vision Care Agreement
    10.7+         Employment Agreement for William A. Schwartz, Jr.
    10.8+         Form of Employment Severance Agreement
    10.9**        Form of Non-Statutory Option Agreement
    10.10**       Form of Indemnification Agreement
    10.11**       Stockholders' Agreement
    10.12**       Form of Sears Lease
    10.13**       Commerce Bank Mortgages and Schedules
    10.14**       DRPA Loan Documentation
    21+           Subsidiaries of the Company
    23+           Consent of Independent Auditors
    27+           Financial Data Schedule
-----------
* Previously filed as an exhibit to the Form S-1 (Reg. No. 333-35819) filed with the Commission on September 17, 1997.

** Previously filed as an exhibit to Amendment No. 1 to the Form S-1 (Reg. No.
   333-35819) filed with the Commission on October 29, 1997.

+  Filed herewith.