Form 10-Q
period 1999-04-30
U S VISION INC
filed 1999-06-11
CIK 1045639

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        --------------------------------

                                   FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1999.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of June 1, 1999, there were 7,793,807 shares of the registrant's common stock outstanding.

                                U.S. VISION, INC.
                                TABLE OF CONTENTS

                                                                                                     Page
                                                                                                    Number
                                                                                                    ------
PART I.  FINANCIAL INFORMATION

         Item 1.    Financial Statements

                    Condensed Consolidated Balance Sheets (Unaudited)
                    April 30, 1999 and January 31, 1999 ...............................................1

                    Condensed Consolidated Statements of Income (Unaudited)
                    Three Months Ended April 30, 1999 and 1998.........................................2

                    Condensed  Consolidated Statements of Cash Flows (Unaudited)
                    Three Months Ended April 30, 1999 and 1998.........................................3

                    Notes to Condensed Consolidated Financial Statements (Unaudited)...................4

         Item 2.    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations......................................6


PART II. OTHER INFORMATION

         Item 6.    Exhibits and Reports on Form 8-K..................................................10

SIGNATURES............................................................................................11

PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS


                                U.S. VISION, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)


                                                                   April 30,       January 31,
                                                                     1999             1999
                                                                   ---------------------------
ASSETS

Current assets:
   Cash                                                            $     731         $     693
   Accounts receivable                                                14,843            13,520
   Inventory                                                          23,969            22,818
   Prepaid expenses and other                                          1,048               847
                                                                   ---------------------------
Total current assets                                                  40,591            37,878
Property, plant, and equipment, net                                   33,351            31,634
Goodwill, net of accumulated amortization of $637 and $570,
   respectively                                                        5,498             5,565
Other                                                                    476               517
                                                                   ---------------------------
                                                                   $  79,916         $  75,594
                                                                   ===========================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable--trade                                         $   9,998         $   7,894
   Accrued expenses                                                    4,471             5,238
   Current portion of obligations under capital lease                    595               660
   Current portion of long-term debt                                     847               934
                                                                   ---------------------------
Total current liabilities                                             15,911            14,726
Obligations under capital lease                                        1,417             1,542
Long-term debt, less current portion                                  13,519            12,527
Other long-term liabilities                                              329               329
Stockholders' equity:
   Common stock, $0.01 par value:
     Authorized shares--15,000,000, issued and outstanding
     shares--7,793,807, at April 30, 1999 and
     January 31, 1999                                                     78                78
   Additional paid-in capital                                        115,766           115,766
   Accumulated deficit                                               (67,104)          (69,374)
                                                                   ---------------------------
Total stockholders' equity                                            48,740            46,470
                                                                   ---------------------------
                                                                   $  79,916         $  75,594
                                                                   ===========================

     See accompanying notes to condensed consolidated financial statements
                                  (unaudited).

                               U.S. VISION, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)


                                                      Three Months Ended
                                                          April 30,
                                                  -------------------------
                                                    1999             1998
                                                  -------------------------
Net sales                                         $37,841          $34,666
Cost of sales                                      11,661           10,642
                                                  -------------------------
Gross profit                                       26,180           24,024

Operating expenses:
    Selling, general, and administrative
       expenses                                    21,901           19,957
    Depreciation and amortization                   1,348            1,132
                                                  -------------------------
                                                   23,249           21,089
                                                  -------------------------

Operating income                                    2,931            2,935
Interest expense, net                                  97              118
                                                  -------------------------

Income before income tax provision                  2,834            2,817
Income tax provision                                  564               --
                                                  -------------------------
Net income                                        $ 2,270          $ 2,817
                                                  =========================
Net income per share                              $  0.29          $  0.36
                                                  =========================
Net income per share - assuming dilution          $  0.29          $  0.35
                                                  =========================


     See accompanying notes to condensed consolidated financial statements
                                  (unaudited).

                               U.S. VISION, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                             (Dollars in thousands)


                                                                        Three Months Ended
                                                                             April 30,
                                                                      1999               1998
                                                                   ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                         $  2,270           $  2,817
Adjustments to reconcile net income  to net cash provided
by  operating activities:
   Depreciation and amortization                                      1,348              1,132
   Changes in operating assets and liabilities:
     Accounts receivable                                             (1,323)               (68)
     Inventory                                                       (1,151)              (176)
     Other                                                             (164)               100
     Accounts payable - trade                                         2,104              2,902
     Accrued expenses                                                  (767)               983
                                                                   ----------------------------
Net cash provided by operating activities                             2,317              7,690

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment, net                     (2,994)            (1,812)
                                                                   ----------------------------
Net cash used in investing activities                                (2,994)            (1,812)

CASH FLOWS FROM FINANCING ACTIVITIES:
1997 initial public offering costs                                       --                (94)
Proceeds from borrowings:
   Revolving line of credit                                          16,281              3,881
   Other                                                                 48                 --
Repayments of borrowings:
   Revolving line of credit                                         (15,175)            (5,788)
   Term loans                                                           (71)               (51)
   Other                                                               (368)              (213)
                                                                   ----------------------------
   Net cash provided by (used in) financing activities                  715             (2,265)
                                                                   ----------------------------
Net increase in cash                                                     38              3,613
Cash at beginning of period                                             693                365
                                                                   ----------------------------
Cash at end of period                                              $    731           $  3,978
                                                                   ============================


     See accompanying notes to condensed consolidated financial statements
                                  (unaudited).

                                U.S. VISION, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of U.S. Vision, Inc. and its wholly owned subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the company's audited consolidated financial statements and notes which are included in the company's annual report on Form 10-K for the fiscal year ended January 31, 1999. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. Operating results for the interim period are not necessarily indicative of results that may be expected for the fiscal year ending January 31, 2000.

2.       USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3.       INVENTORY

         Inventory is as follows (in thousands):

                         April 30,         January 31,
                           1999               1999
                         -----------------------------
Finished goods           $19,918            $18,782

Work-in-process            1,132              1,230

Raw materials              2,919              2,806
                         -----------------------------
                         $23,969            $22,818
                         =============================

4.       INCOME TAXES

         As of January 31, 1999, the company had net operating loss carry forwards of approximately $16,000,000, which will begin to expire in the year 2006. Approximately $6,300,000 of these carry forwards are available to offset future taxable income without limitation and approximately $9,700,000 of these carry forwards (the "Restricted NOLs") are significantly limited due to ownership changes experienced by the company. As a result of these limitations, approximately $780,000 of the Restricted NOLs will become available for use each year through the year 2008. The remaining Restricted NOLs are expected to expire unutilized. A valuation allowance has been established to fully reserve the future benefit of all the net operating loss carry forwards.

                               U.S. VISION, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


5.       NET INCOME PER SHARE

         The following table (in thousands except per share data) presents the calculation of earnings per share for the periods indicated.

                                                   Quarter ended April 30,

                                                     1999           1998
                                                   ----------------------
Net income                                         $2,270          $2,817
                                                   ======================

Basic average common shares outstanding             7,794           7,762

Effect of dilutive securities:

     Options                                           --             222
                                                   ----------------------

Diluted average common shares outstanding           7,794           7,984
                                                   ----------------------

Net income per share                               $ 0.29          $ 0.36

Net income per share - assuming dilution           $ 0.29          $ 0.35

         Options to purchase additional shares of common stock have no impact on earnings per share for the quarter ended April 30, 1999 as their effect was antidilutive.

                               U.S. VISION, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following table sets forth selected statement of operations data expressed as a percentage of net sales for the periods indicated:

                                                       Three Months Ended
                                                             April 30,
                                                       1999          1998
                                                      -------      -------
Net sales                                               100.0%       100.0%
Cost of sales                                            30.8         30.7
                                                      -------      -------
     Gross profit                                        69.2         69.3
Operating expenses:
     Selling, general and administrative                 57.9         57.5
     Depreciation and amortization                        3.6          3.3
                                                      -------      -------
Operating income                                          7.7          8.5
Interest expense, net                                     0.2          0.4
                                                      -------      -------
Income before income tax provision                        7.5          8.1
Income tax provision                                      1.5          0.0
                                                      -------      -------
Net income                                                6.0%         8.1%
                                                      =======      =======



THREE MONTHS ENDED APRIL 30, 1999 COMPARED TO THREE MONTHS ENDED APRIL 30, 1998

          Net sales increased $3.1 million, or 8.9%, from $34.7 million for the three months ended April 30, 1998 to $37.8 million for the three months ended April 30, 1999. The increase in net sales was primarily attributable to sales generated by the sixty new stores opened by the company during the past twelve months, twenty of which were in Canada. Comparable store sales increased by 0.2% during the three months ended April 30, 1999 compared to the same period last year.

         Cost of sales as a percentage of net sales remained relatively constant at 30.8%.

         Selling, general and administrative expenses increased by $1.9 million, or 9.5%, from $20.0 million for the three months ended April 30, 1998 to $21.9 million for the three months ended April 30, 1999. This increase was principally due to 34 new store openings in this quarter compared to 3 store openings in the first quarter of fiscal 1998. In addition to normal operating expenses, all new store pre-opening costs are expensed as incurred.

         Depreciation and amortization increased by $0.2 million, or 18.2%, from $1.1 million for the three months ended April 30, 1998 to $1.3 million for the three months ended April 30, 1999. This was due to increased amortization of goodwill as a result of the acquisition of businesses during the second and third quarter of fiscal 1998. In addition, depreciation expense increased due to capital expenditures associated with store openings and the purchase of additional coating machinery for the manufacturing facility.

                               U.S. VISION, INC.

LIQUIDITY AND CAPITAL RESOURCES

         The company's primary sources of cash for the first three months of fiscal 1999 were from operations and the company's revolving line of credit. Cash and working capital at April 30, 1999 were $731,000 and $24.7 million, respectively, compared to $693,000 and $23.2 million, respectively, at January 31, 1999.

         For the three months ended April 30, 1999, cash provided by operating activities was $2.3 million compared to cash provided by operating activities of $7.7 million for the three months ended April 30, 1998. The $5.4 million decrease resulted from a decrease in net income and increases in: (a) accounts receivable, principally the result of the increase in net sales; (b) higher inventory as a result of more store openings as well as the introduction of higher priced branded product; and (c) the timing of payments for compensation and benefits.

         Cash used in investing activities in the first three months of fiscal 1999 was $3.0 million compared to $1.8 million in the first three months of fiscal 1998. Capital expenditures during the first three months of fiscal 1999 of $3.0 million were primarily for new store openings, new laboratory equipment and development work on the company's integrated management information system.

         The company's principal external source of liquidity is its $20.0 million revolving line of credit with Commerce Bank, N.A. The revolving line of credit facility bears interest at the lower of the prime rate as published in the Wall Street Journal or the thirty (30) day rate for United States Treasury Bills plus 250 basis points, which was 6.96% as of April 30, 1999, matures in June 2000 and renews automatically for a one-year period, subject to either party's right to terminate by notice of non-renewal. As of April 30, 1999, the company had $9.4 million outstanding under its revolving line of credit and $10.6 million of availability. The loan agreement prohibits the payment of dividends to stockholders and contains customary covenants. The company must also maintain certain financial ratios pertaining to its net worth, current ratio and ratio of cash to fixed charges. The company is currently in compliance with all financial covenants and management does not believe that the financial covenants set forth in its revolving line of credit will have an adverse impact on its operations or future plans.

         In July 1998, the company received a commitment from Commerce BankLease, a unit of Commerce Bank, N.A., for a $1,000,000 five-year equipment lease financing facility. The lease financing facility is subject to the completion of all required documentation.

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

         During the third quarter of fiscal 1998, the company completed the assessment of its internal critical and non-critical hardware and software. Included in the company's assessment was the identification of all critical and non-critical computer programs and hardware, including

                               U.S. VISION, INC.

environmental systems that are dependent on embedded microchips, such as security systems and VAC systems. Based on its assessment, the company determined that its significant information technology systems would not be affected, but a portion of its non-critical programs and certain hardware would require modification or replacement. The company has made the necessary modifications to the non-critical programs and hardware so that these systems can properly utilize dates beyond December 31, 1999. The total cost of the modifications was less than $100,000. In addition, the company is currently developing a Year 2000 compliant point of sale and order entry system in its retail locations and, therefore, does not anticipate having any Year 2000 compliance issues with respect to the information technology systems to be utilized by its retail stores.

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

                               U.S. VISION, INC.

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

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A.       EXHIBITS

                  The following exhibits are filed as a part of this report:

                  Exhibit
                  Number       Exhibit
                  ------       -------
                  3.1*         Restated Certificate of Incorporation of the Company
                  3.2*         Bylaws of the Company
                  10.1*        Loan and Security Agreement between the Company and Commerce Bank, as amended
                  10.2*        Stock Option Plan, including form of Stock Option Agreement
                  10.3**       Subordinated Note Purchase Agreement
                  10.4**       Amendment to Subordinated Note Purchase Agreement
                  10.5**       J.C. Penney License Agreement
                  10.6**       Vision Care Agreement
                  10.7***      Employment Agreement for William A. Schwartz, Jr.
                  10.8***      Form of Employment Severance Agreement
                  10.9**       Form of Non-Statutory Option Agreement
                  10.10**      Form of Indemnification Agreement
                  10.11**      Stockholders' Agreement
                  10.12**      Form of Sears Lease
                  10.13**      Commerce Bank Mortgages and Schedules
                  10.14**      DRPA Loan Documentation
                  27+          Financial Data Schedule
                  -----------------------------------------------------------------------------------------------
                  *            Previously filed as an exhibit to the Form S-1 (Reg. No. 333-35819) filed with the
                               SEC on September 17, 1997.

                  **           Previously filed as an exhibit to Amendment No. 1 to the Form S-1 (Reg. No.
                               333-35819) filed with the SEC on October 29, 1997.

                  ***          Previously filed as an exhibit to the company's report on Form 10-K for the fiscal year ended January 31, 1999, filed with the SEC on April 30, 1999.

                  +            Filed herewith.



         B.       REPORTS ON FORM 8-K

                  No reports on Form 8-K were filed by the company during the three (3) months ended April 30, 1999.

                               U.S. VISION, INC.


                                   Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    U.S. VISION, INC.
                                    --------------------------------------------
                                    (Registrant)


June 11, 1999                       /s/Kathy G. Cullen
                                    --------------------------------------------
                                    Kathy G. Cullen, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                U.S. VISION, INC.

                                  EXHIBIT INDEX


                  Exhibit
                  Number       Exhibit
                  ------       -------
                  3.1*         Restated Certificate of Incorporation of the Company
                  3.2*         Bylaws of the Company
                  10.1*        Loan and Security Agreement between the Company and Commerce Bank, as amended
                  10.2*        Stock Option Plan, including form of Stock Option Agreement
                  10.3**       Subordinated Note Purchase Agreement
                  10.4**       Amendment to Subordinated Note Purchase Agreement
                  10.5**       J.C. Penney License Agreement
                  10.6**       Vision Care Agreement
                  10.7***      Employment Agreement for William A. Schwartz, Jr.
                  10.8***      Form of Employment Severance Agreement
                  10.9**       Form of Non-Statutory Option Agreement
                  10.10**      Form of Indemnification Agreement
                  10.11**      Stockholders' Agreement
                  10.12**      Form of Sears Lease
                  10.13**      Commerce Bank Mortgages and Schedules
                  10.14**      DRPA Loan Documentation
                  27+          Financial Data Schedule
                  -----------------------------------------------------------------------------------------------
                  *            Previously filed as an exhibit to the Form S-1 (Reg. No. 333-35819) filed with the
                               SEC on September 17, 1997.

                  **           Previously filed as an exhibit to Amendment No. 1 to the Form S-1 (Reg. No.
                               333-35819) filed with the SEC on October 29, 1997.

                  ***          Previously filed as an exhibit to the company's report on Form 10-K for the fiscal year ended January 31, 1999, filed with the SEC on April 30, 1999.



                  +            Filed herewith.