Form 10-Q
period 1999-07-31
U S VISION INC
filed 1999-09-10
CIK 1045639

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 1999.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ________________ to ________________.


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


                                 (856) 228-1000

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

As of September 1, 1999, there were 7,793,807 shares of the registrant's common stock outstanding.

\                                U.S. VISION, INC.
                                TABLE OF CONTENTS

                                                                                             Page
                                                                                            Number
                                                                                            ------
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets (Unaudited)
                  July 31, 1999 and January 31,1999......................................     1

                  Condensed Consolidated Statements of Income (Unaudited)
                  Three and Six Months Ended July 31, 1999 and 1998......................     2

                  Condensed  Consolidated Statements of Cash Flows (Unaudited)
                  Six Months Ended July 31, 1999 and 1998................................     3

                  Notes to Condensed Consolidated Financial Statements (Unaudited).......     4

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations .........................     7


PART II. OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security Holders....................    11

         Item 6.  Exhibits and Reports on Form 8-K.......................................    12

SIGNATURES...............................................................................    13

PART I.  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                                U.S. VISION, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                                        July 31,         January 31,
                                                                          1999              1999
                                                                       ---------         ---------
ASSETS

Current assets:
   Cash                                                                $     841         $     693
   Accounts receivable                                                    15,581            13,520
   Inventory                                                              25,337            22,818
   Prepaid expenses and other                                                955               847
                                                                       ---------         ---------

Total current assets                                                      42,714            37,878
Property, plant, and equipment, net                                       34,602            31,634
Goodwill, net of accumulated amortization of $705
   and $570, respectively                                                  5,430             5,565
Other                                                                        753               517
                                                                       ---------         ---------
                                                                       $  83,499         $  75,594
                                                                       =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable-trade                                              $  10,520         $   7,894
   Accrued expenses                                                        4,482             5,238
   Current portion of obligations under capital lease                        555               660
   Current portion of long-term debt                                         706               934
                                                                       ---------         ---------
Total current liabilities                                                 16,263            14,726
Obligations under capital lease, less current portion                      1,290             1,542
Long-term debt, less current portion                                      15,689            12,527
Other long-term liabilities                                                  337               329
Stockholders' equity:
   Common stock, $0.01 par value:
      Authorized shares-15,000,000, issued and outstanding
        shares-7,793,807, at July 31, 1999 and January 31, 1999               78                78
   Additional paid-in capital                                            115,766           115,766
   Accumulated deficit                                                   (65,924)          (69,374)
                                                                       ---------         ---------
Total stockholders' equity                                                49,920            46,470
                                                                       ---------         ---------
                                                                       $  83,499         $  75,594
                                                                       =========         =========


                See accompanying notes to condensed consolidated
                       financial statements (unaudited).

                                U.S. VISION, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                  Three Months Ended           Six Months Ended
                                                       July  31,                     July 31,
                                                ----------------------        ----------------------
                                                  1999           1998           1999           1998
                                                -------        -------        -------        -------
Net sales                                       $35,601        $31,753        $73,442        $66,419
Cost of sales                                    10,820          9,647         22,481         20,289
                                                -------        -------        -------        -------
Gross profit                                     24,781         22,106         50,961         46,130
Operating expenses:
Selling, general, and administrative
   expenses                                      21,947         18,912         43,848         38,869
Depreciation and amortization                     1,399            941          2,747          2,073
                                                -------        -------        -------        -------

                                                 23,346         19,853         46,595         40,942
                                                -------        -------        -------        -------


Operating income                                  1,435          2,253          4,366          5,188
Interest expense, net                                91             89            188            207
                                                -------        -------        -------        -------

Income before income tax provision                1,344          2,164          4,178          4,981
Income tax provision                                164             70            728             70
                                                -------        -------        -------        -------
Net income                                      $ 1,180        $ 2,094        $ 3,450        $ 4,911
                                                =======        =======        =======        =======
Net income per share                            $  0.15        $  0.27        $  0.44        $  0.63
                                                =======        =======        =======        =======
Net income per share - assuming dilution        $  0.15        $  0.26        $  0.44        $  0.61
                                                =======        =======        =======        =======


                See accompanying notes to condensed consolidated
                       financial statements (unaudited).

                                U.S. VISION, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                             (Dollars in thousands)

                                                                Six Months Ended
                                                                    July 31,
                                                           -------------------------
                                                             1999             1998
                                                           --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                 $  3,450         $  4,911
Adjustments to reconcile net income to net cash
provided by operating activities:
   Depreciation and amortization                              2,747            2,073
   Changes in operating assets and liabilities:
      Accounts receivable                                    (2,061)             507
      Inventory                                              (2,519)          (1,707)
      Other                                                    (351)            (163)
      Accounts payable - trade                                2,626            1,825
      Accrued expenses                                         (747)            (608)
                                                           --------         --------

Net cash provided by operating activities                     3,145            6,838

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment, net             (5,573)          (3,637)
Acquisition of business                                          --           (1,592)
                                                           --------         --------
Net cash used in investing activities                        (5,573)          (5,229)

CASH FLOWS FROM FINANCING ACTIVITIES:
1997 initial public offering costs                               --             (174)
Proceeds from borrowings:
   Revolving line of credit                                  31,697            7,998
   Other                                                        106               26
Repayments of borrowings:
   Revolving line of credit                                 (28,350)          (8,505)
   Term loans                                                  (165)            (317)
   Other                                                       (712)            (423)
                                                           --------         --------
Net cash provided by (used in) financing activities           2,576           (1,395)
                                                           --------         --------
Net increase in cash                                            148              214
Cash at beginning of period                                     693              365
                                                           --------         --------
Cash at end of period                                      $    841         $    579
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

3.       INVENTORY

         Inventory is as follows (in thousands):

                                 July 31,     January 31,
                                  1999           1999
                                -------        -------
         Finished goods         $21,446        $18,782
         Work-in-process            954          1,230
         Raw materials            2,937          2,806
                                -------        -------
                                $25,337        $22,818
                                =======        =======

                                U.S. VISION, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

5.       NET INCOME PER SHARE

         The following table (in thousands except per share data) presents the calculation of earnings per share for the periods indicated.

                                                   Three Months Ended          Six Months Ended
                                                        July 31,                  July 31,
                                                 --------------------        --------------------
                                                  1999          1998          1999          1998
                                                 ------        ------        ------        ------
Net income                                       $1,180        $2,094        $3,450        $4,911
                                                 ======        ======        ======        ======
Basic average common shares outstanding           7,794         7,773         7,794         7,767
Effect of dilutive securities:
   Options                                           --           263            --           244
                                                 ------        ------        ------        ------

Diluted average common shares outstanding         7,794         8,036         7,794         8,011

Net income per share                             $ 0.15        $ 0.27        $ 0.44        $ 0.63

Net income per share - assuming dilution         $ 0.15        $ 0.26        $ 0.44        $ 0.61


         Options to purchase additional shares of common stock have no impact on earnings per share for the three months and six months ended July 31, 1999 as their effect was antidilutive.

6.        STORE CLOSING AND GOODWILL WRITE-OFF

          In fiscal 1995, the company recorded a charge of $10,473,000 relating to the closing of approximately 139 retail stores. All such stores were closed prior to January 31, 1996. Sales and operating losses for these 139 stores totaled $10,554,000 and $2,737,000 for fiscal 1995. The charge included $6,500,000 for estimated lease termination liabilities, $1,483,000 of property and equipment write-offs for leasehold improvements and other equipment located in the closed stores, $1,600,000 of inventory previously stocked in these stores, and $890,000 in other costs associated with the closings.

          Additionally, in fiscal 1995, the company wrote-off goodwill of $8,067,000 which reduced the remaining unamortized balance to $3,083,000 at January 31, 1996. A significant portion of goodwill was attributable to assets that were closed or otherwise liquidated prior to January 31, 1996, including 194 stores over the prior three fiscal periods and the closing of the company's Dallas lab facility. Consequently, the company determined that the cumulative effect of store closings and the closing of the Dallas facility was indicative of a significant impairment of goodwill.

          In fiscal 1995, the company further evaluated inventory determined to be slow moving and, as a result, wrote off an additional $1,500,000 of inventory. This charge was recorded as a component of cost of sales.

                                U.S. VISION, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)




          Approximately $3,459,000 of unpaid lease liabilities recorded in fiscal 1995 remained at January 31, 1997, of which $1,825,000 was recorded as a current liability and $1,634,000 was classified in other long-term liabilities. At January 31, 1998, approximately $762,000 of these liabilities remained unpaid, of which $407,000 was recorded as a current liability and $355,000 as other long-term liabilities. In fiscal 1997, the company realized a $689,000 gain as a result of favorable settlements of certain of its freestanding store leases. This gain was offset by a $300,000 loss the company realized from the sale of its Dallas facility in fiscal 1997.

          In fiscal 1998, the company incurred $462,000 of lease termination payments and at January 31, 1999, the remaining balance of the accrued liability was approximately $300,000. Since April 30, 1999, the balance of the accrued liability has been incurred and, accordingly, the balance of the accrued liability was eliminated as of July 31, 1999.

                                U.S. VISION, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following table sets forth selected statement of operations data expressed as a percentage of net sales for the periods indicated:

                                                Three Months Ended            Six Months Ended
                                                     July  31,                    July 31,
                                              ---------------------         ---------------------
                                                1999           1998           1999           1998
                                              ------         ------         ------         ------
Net sales                                      100.0%         100.0%         100.0%         100.0%
Cost of sales                                   30.4           30.4           30.6           30.6
                                              ------         ------         ------         ------
   Gross profit                                 69.6           69.6           69.4           69.4
Operating expenses:
   Selling, general and administrative          61.7           59.5           59.7           58.5
   Depreciation and amortization                 3.9            3.0            3.7            3.1
                                              ------         ------         ------         ------
Operating income                                 4.0            7.1            6.0            7.8
Interest expense, net                            0.2            0.3            0.3            0.3
                                              ------         ------         ------         ------
Income before income tax provision               3.8            6.8            5.7            7.5
Income tax provision                             0.5            0.2            1.0            0.1
                                              ------         ------         ------         ------
Net income                                       3.3%           6.6%           4.7%           7.4%
                                              ======         ======         ======         ======

THREE MONTHS ENDED JULY 31, 1999 COMPARED TO THREE MONTHS ENDED JULY 31, 1998

         Net sales increased $3.8 million, or 12.1%, from $31.8 million for the three months ended July 31, 1998 to $35.6 million for the three months ended July 31, 1999. A 4.3% increase in comparable store sales accounted for $1.3 million of the increase in net sales. New store openings, net of closings, accounted for the remaining $2.5 million of the increase.

         Cost of sales as a percentage of net sales remained constant at 30.4%

         Selling, general and administrative expenses increased by $3.0 million, or 16.0%, from $18.9 million for the three months ended July 31, 1998 to $21.9 million for the three months ended July 31, 1999. The increase was principally due to an increase in retail salaries, advertising and store expenses associated with the company's aggressive store expansion program and greater department store rents which are tied directly to sales volume. As a percentage of net sales, selling, general and administrative expenses increased 2.2% principally due to the opening of 55 new locations. In addition to normal operating expenses, pre-opening costs are expensed as incurred.

         Depreciation and amortization increased by $0.5 million, or 48.7%, from $0.9 million for the three months ended July 31, 1998 to $1.4 million for the three months ended July 31, 1999. This was due to increased amortization of goodwill as a result of the acquisitions of businesses during the second and third quarter of fiscal 1998. In addition, depreciation expense increased due to capital expenditures associated with store openings and the purchase of additional coating machinery for the manufacturing facility.

                                U.S. VISION, INC.

SIX MONTHS ENDED JULY 31, 1999 COMPARED TO SIX MONTHS ENDED JULY 31, 1998

         Net sales increased $7.0 million, or 10.6%, from $66.4 million for the six months ended July 31, 1998 to $73.4 million for the six months ended July 31, 1999. The increase in net sales was primarily attributable to sales generated by the 55 new stores opened by the company during the past six months. Comparable store sales increased by 2.1% during the six months ended July 31, 1999 compared to the same period last year.

         Cost of sales as a percentage of net sales remained constant at 30.6%

         Selling, general and administrative expenses increased by $4.9 million, or 12.8%, from $38.9 million for the six months ended July 31, 1998 to $43.8 million for the six months ended July 31, 1999. The increase was principally due to an increase in retail salaries, advertising and store expenses associated with the company's aggressive store expansion program and greater department store rents which are tied directly to sales volume. As a percentage of net sales, selling, general and administrative expenses increased 1.2% principally due to the opening of 55 new locations. In addition to normal operating expenses, pre-opening costs are expensed as incurred.

         Depreciation and amortization increased by $0.6 million, or 32.5%, from $2.1 million for the six months ended July 31, 1998 to $2.7 million for the six months ended July 31, 1999. This was due to increased amortization of goodwill as a result of the acquisitions of businesses during the second and third quarter of fiscal 1998. In addition, depreciation expense increased due to capital expenditures associated with store openings and the purchase of additional coating machinery for the manufacturing facility.


LIQUIDITY AND CAPITAL RESOURCES

         The company's primary sources of cash for the first six months of fiscal 1999 were from operations and the company's revolving line of credit. Cash and working capital at July 31, 1999 were $841,000 and $26.5 million, respectively, compared to $693,000 and $23.2 million, respectively, at January 31, 1999.

         For the six months ended July 31, 1999, cash provided by operating activities was $3.1 million compared to cash provided by operating activities of $6.8 million for the six months ended July 31, 1998. The $3.7 million decrease resulted from a decrease in net income and increases in: (a) accounts receivable, principally the result of the increase in net sales; (b) higher inventory as a result of more store openings as well as the introduction of higher priced branded product; and (c) accounts payable due to purchases of materials to support the second quarter revenues.

         Cash used in investing activities in the first six months of fiscal 1999 was $5.6 million compared to $5.2 million in the first six months of fiscal 1998. Capital expenditures during the first six months of fiscal 1999 were primarily for new store openings, new laboratory equipment and development work on the company's integrated management information system.

         The company's principal external source of liquidity is its $20.0 million revolving line of credit with Commerce Bank, N.A. The revolving line of credit facility bears interest at the lower of the prime rate as published in the Wall Street Journal or the thirty (30) day rate for United States Treasury Bills plus 250 basis points, which was 6.96 % as of July 31, 1999, matures in July 2001 and renews

                                U.S. VISION, INC.


automatically for a one-year period, subject to either party's right to terminate by notice of non-renewal. As of July 31, 1999, the company had $11.7 million outstanding under its revolving line of credit and $8.3 million of availability. The loan agreement prohibits the payment of dividends to stockholders and contains customary covenants. The company must also maintain certain financial ratios pertaining to its net worth, current ratio and ratio of cash to fixed charges. The company is currently in compliance with all financial covenants and management does not believe that the financial covenants set forth in its revolving line of credit will have an adverse impact on its operations or future plans.

         In July 1998, the company received a commitment from Commerce BankLease, a unit of Commerce Bank, N.A., for a $1,000,000 five-year equipment lease financing facility. During the month of August 1999, the company executed the agreement and lease financed approximately $922,000 to be paid over a period of 60 months. The company anticipates it will be recorded as a capital lease.

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

         The failure of the company, or third parties upon which the company relies, to identify Year 2000 issues and successfully and timely resolve them could have a material adverse impact on the operations of the company.

                                U.S. VISION, INC.


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

                                U.S. VISION, INC.


PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         As contemplated in the company's Proxy Statement which was mailed to stockholders beginning on May 7, 1999, the company's stockholders elected William A. Schwartz, Jr., Dennis J. Shaughnessy, J. Roger Sullivan, Jr., Richard
K. McDonald, G. Kenneth Macrae and Peter M. Troup as directors of the company, each to serve until the annual meeting of stockholders to be held in 2000. The company's stockholders also considered a proposal to ratify the selection of Ernst & Young LLP as the independent auditor of the company for the year ending January 31, 2000.

         Each of the foregoing proposals were approved at the company's annual meeting of stockholders on June 8, 1999. Each Board nominee received the number of votes indicated below.

                                               No. of Votes Cast                 No. of Votes Cast
                  Nominee                       For Election                    Against or Withheld
                  -------                       ------------                    -------------------
         William A. Schwartz, Jr.                5,062,324                          501,928

         Dennis J. Shaughnessy                   5,062,324                          501,928

         J. Roger Sullivan, Jr.                  5,062,324                          501,928

         Richard K. McDonald                     5,062,324                          501,928

         G. Kenneth Macrae                       5,062,324                          501,928

         Peter M. Troup                          5,062,324                          501,928


         With respect to the approval of the proposal to ratify the selection of Ernst & Young LLP, the votes cast for, against and abstaining were as follows:

                  Votes For                                     5,558,457
                  Votes Against or Withheld                         2,900
                  Abstentions                                       2,895

                                U.S. VISION, INC.


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


         -----------------

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

         +        Filed herewith.


    B.   REPORTS ON FORM 8-K

         No reports on Form 8-K were filed by the company during the three (3) months ended July 31, 1999.

                                U.S. VISION, INC.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   U.S. VISION, INC.
                                   -----------------
                                     (Registrant)


September 10, 1999                 /s/Kathy G. Cullen
                                   ------------------------------------------
                                   Kathy G. Cullen, Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

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