Form 10-Q
period 1999-10-31
U S VISION INC
filed 1999-12-10
CIK 1045639

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1999.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

As of December 1, 1999, there were 7,793,807 shares of the registrant's common stock outstanding.

                                U.S. VISION, INC.
                                TABLE OF CONTENTS

                                                                                                             Page
                                                                                                            Number
                                                                                                            ------

PART I.           FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets (Unaudited)
                  October 31, 1999 and January 31,1999.........................................................1

                  Condensed Consolidated Statements of Income (Unaudited)
                  Three and Nine Months Ended October 31, 1999 and 1998........................................2

                  Condensed  Consolidated Statements of Cash Flows (Unaudited)
                  Nine Months Ended October 31, 1999 and 1998..................................................3

                  Notes to Condensed Consolidated Financial Statements (Unaudited).............................4

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations ...............................................7


PART II.          OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K............................................................11


SIGNATURES....................................................................................................12

PART I.  FINANCIAL INFORMATION

ITEM 1:           FINANCIAL STATEMENTS

                                U.S. VISION, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)
                                  (Unaudited)

                                                                                                       October 31,   January 31,
                                                                                                           1999         1999
ASSETS
Current assets:
   Cash                                                                                               $     728    $     693
   Accounts receivable                                                                                   13,232       13,520
   Inventory                                                                                             26,927       22,818
   Prepaid expenses and other                                                                             1,020          847
                                                                                                      ---------    ---------
Total current assets                                                                                     41,907       37,878
Property, plant, and equipment, net                                                                      36,960       31,634
Goodwill, net of accumulated amortization of $775
   and $570, respectively                                                                                 6,680        5,565
Other                                                                                                       641          517
                                                                                                      ---------    ---------
                                                                                                      $  86,188    $  75,594
                                                                                                      =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable-trade                                                                             $  10,552    $   7,894
   Accrued expenses                                                                                       3,500        5,238
   Current portion of obligations under capital lease                                                       669          660
   Current portion of long-term debt                                                                      1,295          934
                                                                                                      ---------    ---------
Total current liabilities                                                                                16,016       14,726
Obligations under capital lease, less current portion                                                     1,888        1,542
Long-term debt, less current portion                                                                     17,546       12,527
Other long-term liabilities                                                                                 330          329
Stockholders' equity:
   Common stock, $0.01 par value:
      Authorized shares-15,000,000, issued and outstanding
        shares-7,793,807, at October 31, 1999 and January 31, 1999                                           78           78
   Additional paid-in capital                                                                           115,766      115,766

   Accumulated deficit                                                                                  (65,436)     (69,374)
                                                                                                      ---------    ---------
Total stockholders' equity                                                                               50,408       46,470
                                                                                                      ---------    ---------
                                                                                                      $  86,188    $  75,594
                                                                                                      =========    =========


 See accompanying notes to condensed consolidated financial statements (unaudited).

                                U.S. VISION, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)



                                                           Three Months Ended            Nine Months Ended
                                                              October  31,                   October 31,
                                                              -----------                    -----------

                                                           1999           1998          1999            1998
                                                           ----           ----          ----            ----

Net sales                                               $ 36,223       $ 34,090       $109,655         $100,509
Cost of sales                                             11,219         10,387         33,700           30,676
                                                         --------       --------       --------        --------
Gross profit                                              25,004         23,703         75,965           69,833
Operating expenses:
Selling, general, and administrative
   expenses                                               23,760         20,495         67,608           59,364
Depreciation and amortization                              1,074            818          3,821            2,891
                                                         --------       --------       --------        --------
                                                          24,834         21,313         71,429           62,255
                                                         --------       --------       --------        --------
Operating income                                             170          2,390          4,536            7,578
Interest expense, net                                        111            148            299              355
                                                         --------       --------       --------        --------
Income before income tax provision (benefit)                  59          2,242          4,237            7,223
Income tax provision (benefit)                              (429)           285            299              355
                                                         --------       --------       --------        --------
Net income                                              $    488       $  1,957       $  3,938         $  6,868
                                                        ========       ========       ========         ========
Net income per share                                    $   0.06       $   0.25       $   0.51         $   0.88
                                                        ========       ========       ========         ========
Net income per share - assuming dilution                $   0.06       $   0.25       $   0.51         $   0.86
                                                        ========       ========       ========         ========



                  See accompanying notes to condensed consolidated financial statements (unaudited).



                                U.S. VISION, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                             (Dollars in thousands)


                                                                                Nine  Months Ended
                                                                                   October  31,
                                                                                ------------------
                                                                               1999           1998
                                                                               ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                  $  3,938      $  6,868
Adjustments to reconcile net income to net cash
provided by operating activities:
   Depreciation and amortization                                               3,821         2,891
   Changes in operating assets and liabilities:
      Accounts receivable                                                         40           (28)
      Inventory                                                               (3,761)       (4,822)
      Other                                                                     (312)         (467)
      Accounts payable - trade                                                 2,658         3,147
      Accrued expenses                                                        (1,929)       (1,442)
                                                                              -------       -------
Net cash provided by operating activities                                      4,455         6,147

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment, net                              (8,020)       (6,110)
Acquisition of businesses                                                       (795)       (1,892)
                                                                              -------       -------
Net cash used in investing activities                                         (8,815)       (8,002)

CASH FLOWS FROM FINANCING ACTIVITIES:
1997 initial public offering costs                                                --          (174)
Proceeds from borrowings:
   Revolving line of credit                                                   52,813        19,073
   Other                                                                         976           125
Repayments of borrowings:
   Revolving line of credit                                                  (48,000)      (15,590)
   Term loans                                                                   (260)         (410)
   Other                                                                      (1,134)         (669)
                                                                              -------       -------
Net cash provided by financing activities                                      4,395         2,355
                                                                              -------       -------
Net increase in cash                                                              35           500
Cash at beginning of period                                                      693           365
                                                                              -------       -------
Cash at end of period                                                           $728          $865
                                                                              ========      =======





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

3.       BENEFIT FOR INCOME TAXES

                  For the three months ending October 31, 1999, the company recorded an income tax benefit of $429,000 on consolidated pre-tax income of $59,000. The tax benefit reflects a change in the estimated effective tax rate for the year ended January 31, 2000 to 7.1%. This change in the estimated tax rate occurred during the current quarter as management re-evaluated its pre-tax income projections for the year ended January 31, 2000. The effective income tax rate for the year ending January 31, 2000 will be determined by the company's pre-tax income reported for the full year as well as the application of tax rules and regulations regarding the use of net operating loss carry forwards.

4.       INVENTORY

         Inventory is as follows (in thousands):


                                                                         October 31,        January 31,
                                                                             1999             1999
                                                                         -----------        -----------
Finished goods                                                             $22,748          $18,782
Work-in-process                                                              1,094            1,230
Raw materials                                                                3,085            2,806
                                                                           -------          -------
                                                                           $26,927          $22,818
                                                                           =======          =======

                                U.S. VISION, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

5.       INCOME TAXES

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

6.       NET INCOME PER SHARE

         The following table (in thousands except per share data) presents the calculation of earnings per share for the periods indicated.


                                                          Three Months Ended         Nine Months Ended
                                                             October 31,                October  31,
                                                             -----------                ------------

                                                            1999         1998      1999          1998
                                                            ----         ----      ----          ----

Net income                                                $  488       $1,957     $3,938        $6,868
                                                           =====        =====      =====         =====

Basic average common shares outstanding                    7,794        7,792      7,794         7,776
Effect of dilutive securities:
   Options                                                     -           97          -           202
                                                           -----        -----      -----         -----
Diluted average common shares outstanding                  7,794        7,889      7,794         7,978

Net income per share                                      $ 0.06       $ 0.25     $ 0.51        $ 0.88

Net income per share - assuming dilution                  $ 0.06       $ 0.25     $ 0.51        $ 0.86


         Options to purchase additional shares of common stock have no impact on earnings per share for the three months and nine months ended October 31, 1999, as their effect was antidilutive.

7.       STORE CLOSINGS AND GOODWILL WRITE-OFF

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

         In fiscal 1995, the company further evaluated inventory determined to be slow moving and, as a result, wrote off an additional $1,500,0000 of inventory. This charge was recorded as a component of cost of sales.

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

                                U.S. VISION, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

                                U.S. VISION, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following table sets forth selected statement of income data expressed as a percentage of net sales for the periods indicated:

                                                       Three Months Ended     Nine  Months Ended
                                                          October  31,           October 31,
                                                          ------------           -----------
                                                       1999         1998       1999      1998
                                                       ----         ----       ----      ----
Net sales                                              100.0%      100.0%     100.0%     100.0%
Cost of sales                                           31.0        30.5       30.7       30.5
                                                       -----       -----      -----      -----
 Gross profit                                           69.0        69.5       69.3       69.5
Operating expenses:
   Selling, general and administrative                  65.5        60.1       61.6       59.1
   Depreciation and amortization                         3.0         2.4        3.5        2.9
                                                       -----       -----      -----      -----
Operating income                                         0.5         7.0        4.2        7.5
Interest expense, net                                    0.3         0.4        0.3        0.3
                                                       -----       -----      -----      -----
Income before income tax provision (benefit)             0.2         6.6        3.9        7.2
Income tax provision (benefit)                          (1.2)        0.8        0.3        0.4
                                                       -----       -----      -----      -----
Net income                                               1.4%        5.8%       3.6%       6.8%
                                                        =====       =====      =====      =====

THREE MONTHS ENDED OCTOBER 31, 1999 COMPARED TO THREE MONTHS ENDED OCTOBER 31, 1998

         Net sales increased $2.1 million, or 6.2%, from $34.1 million for the three months ended October 31, 1998 to $36.2 for the three months ended October 31, 1999. New store openings, net of closings, accounted for a $2.6 million increase in sales. The increase was offset by a 1.5% decrease in comparable store sales or $0.5 million, as a result of a decline in units sold.

         Cost of sales increased by $0.8 million which, as a percentage of net sales, was an increase of 0.5% over the same period last year. This increase was due to additional discounts offered by the company in response to increased promotional pressure throughout the optical industry.

         Selling, general and administrative expenses increased by $3.3 million which, as a percentage of net sales, is an increase of 2.2% over the same period last year. The increase was principally due to an increase in salaries for retail personnel, advertising and store expenses associated with the opening of 96 new stores. In connection with opening new stores, the company expenses pre-opening costs as they are incurred.

         Depreciation and amortization increased by $0.3 million from $0.8 million for the three months ended October 31, 1998 to $1.1 million for the three months ended October 31, 1999. This variance was due to increased amortization of goodwill as a result of the acquisitions of businesses during the second and third quarter of fiscal 1998 and the third quarter of fiscal 1999. In addition, depreciation expense increased due to capital expenditures associated with new store openings and the purchase of additional machinery for the manufacturing facility.

         Income taxes decreased $0.7 million, which as a percentage of net sales, is a decrease of 2.0% over the same period last year. This was a result of the recording of an income tax benefit of $429,000

                                U.S. VISION, INC.

on consolidated pre-tax income of $59,000. The tax benefit reflects a change in the estimated effective tax rate for the year ended January 31, 2000 to 7.1%. This change in the estimated tax rate occurred during the current quarter as management re-evaluated its pre-tax income projections for the year ended January 31, 2000.

NINE MONTHS ENDED OCTOBER 31, 1999 COMPARED TO NINE MONTHS ENDED OCTOBER 31,
1998

         Net sales increased $9.2 million, or 9.1%, from $100.5 million for the nine months ended October 31, 1998 to $109.7 million for the nine months ended October 31, 1999. The increase in net sales was primarily attributable to sales generated by the 96 new stores opened by the company during the past nine months. Comparable store sales increased by 0.9% during the nine months ended October 31, 1999.

         Cost of sales increased by $3.0 million which, as a percentage of net sales, is an increase of 0.2% over the same period last year. This increase was due to additional discounts offered by the company in response to increased promotional pressure throughout the optical industry.

         Selling, general and administrative expenses increased by $8.2 million which, as a percentage of net sales, is an increase of 1.2% over the same period last year. The increase was principally due to an increase in salaries for retail personnel, advertising and store expenses associated with the opening of 96 new stores. In connection with opening new stores, the company expenses pre-opening costs as they are incurred.

         Depreciation and amortization increased by $0.9 million, or 32.2%, from $2.9 million for the nine months ended October 31, 1998 to $3.8 million for the nine months ended October 31, 1999. This was due to increased amortization of goodwill as a result of the acquisitions of businesses during the second and third quarter of fiscal 1998 and the third quarter of fiscal 1999. In addition, depreciation expense increased due to capital expenditures associated with store openings and the purchase of additional machinery for the manufacturing facility.

LIQUIDITY AND CAPITAL RESOURCES

         The company's primary sources of cash for the first nine months of fiscal 1999 were from operations and the company's revolving line of credit. Cash and working capital at October 31, 1999 were $0.7 million and $25.9 million, respectively, compared to $0.7 million and $23.2 million, respectively, at January 31, 1999.

         For the nine months ended October 31, 1999, cash provided by operating activities was $4.5 million compared to $6.1 million for the nine months ended October 31, 1998. The $1.6 million decrease resulted from a decrease in net income and an increase in higher inventory as a result of more store openings as well as the introduction of higher priced branded product.

         Cash used in investing activities in the first nine months of fiscal 1999 was $8.8 million compared to $8.0 million in the first nine months of fiscal 1998. Capital expenditures during the first nine months of fiscal 1999 were primarily for new store openings, new laboratory equipment, development work on the company's integrated management information system and the acquisition of twenty-four licensed optical retail stores.

                                U.S. VISION, INC.


         The company's principal external source of liquidity is its $20.0 million revolving line of credit with Commerce Bank, N.A. The revolving line of credit facility bears interest at the lower of the prime rate as published in the Wall Street Journal or the thirty (30) day rate for United States Treasury Bills plus 250 basis points, which was 6.96 % as of October 31, 1999, matures in July 2001 and renews automatically for a one-year period, subject to either party's right to terminate by notice of non-renewal. As of October 31, 1999, the company had $13.1 million outstanding under its revolving line of credit and $6.9 million of availability. The loan agreement contains customary covenants and the company must maintain certain financial ratios pertaining to its net worth, current ratio and ratio of cash to fixed charges. The company is currently in compliance with all financial covenants and management does not believe that the financial covenants set forth in its revolving line of credit will have an adverse impact on its operations or future plans.

         In October 1998, the company received a commitment from Commerce BankLease, a unit of Commerce Bank, N.A., for a $1,000,000 five-year equipment lease financing facility. During the month of August 1999, the company executed the agreement and lease financed approximately $922,000 of equipment, which will be paid for over a period of 60 months. The company recorded the equipment lease as a capital lease.

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

          +   Filed herewith.


    B.   REPORTS ON FORM 8-K

         No reports on Form 8-K were filed by the company during the three (3) months ended October 31, 1999.

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


                                    U.S. VISION, INC.
                                    -----------------
                                       (Registrant)


December 10, 1999                   /s/Kathy G. Cullen
                                    --------------------------------------------
                                    Kathy G. Cullen, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                U.S. VISION, INC.


                                  EXHIBIT INDEX

         Exhibit
         Number               Exhibit
         -------              --------
           3.1*               Restated Certificate of Incorporation of the
                              Company
           3.2*               Bylaws of the Company
          10.1*               Loan and Security Agreement between the Company
                              and Commerce Bank, as amended
          10.2*               Stock Option Plan, including form of Stock Option
                              Agreement
          10.3**              Subordinated Note Purchase Agreement
          10.4**              Amendment to Subordinated Note Purchase
                              Agreement
          10.5**              J.C. Penney License Agreement
          10.6**              Vision Care Agreement
          10.7***             Employment Agreement for William A. Schwartz, Jr.
          10.8***             Form of Employment Severance Agreement
          10.9**              Form of Non-Statutory Option Agreement
          10.10**             Form of Indemnification Agreement
          10.11**             Stockholders' Agreement
          10.12**             Form of Sears Lease
          10.13**             Commerce Bank Mortgages and Schedules
          10.14**             DRPA Loan Documentation
          27+                 Financial Data Schedule
         --------------------

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