Form 10-K
period 2000-01-31
U S VISION INC
filed 2000-04-28
CIK 1045639

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                                     FORM 10-K
(Mark One)
     X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 2000

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

       Registrant's telephone number, including area code: (856) 228-1000

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities Registered Pursuant to Section 12(g) of the Act:

COMMON STOCK, PAR VALUE $.01 PER SHARE                                                       7,793,807
               (Title of class)                                          (Number of Shares Outstanding as of April 20, 2000)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X    NO

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   The aggregate market value of voting stock held by nonaffiliates of the registrant is approximately $7,935,173. This amount was calculated by reducing the total number of shares of the registrant's common stock outstanding by the total number of shares of common stock held by officers, directors, and stockholders owning in excess of 10% of the registrant's common stock, and multiplying the remainder by the average of the bid and asked price for the registrant's common stock on April 20, 2000, as reported on the National Association of Securities Dealers, Inc. Automated Quotation System. The information provided shall in no way be construed as an admission that any officer, director, or more than 10% stockholder of the registrant may be deemed an affiliate of the registrant or that such person is the beneficial owner of the shares reported as being held by such person, and any such inference is hereby disclaimed.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Portions of the Registrant's definitive proxy statement concerning the 2000 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A are incorporated by reference into Part III of this report. The Proxy Statement will be filed by the Commission not later than 120 days after the Registrant's fiscal year ended January 31, 2000.

                                     PART I

ITEM 1.  BUSINESS.

OVERVIEW

         U.S. Vision, Inc. ("we," "us," "our," or the "company") is a retailer of optical products and services through retail optical departments licensed to operate within national and regional department stores and through a limited number of freestanding retail locations. As of January 31, 2000, we operated 686 locations in 48 states and Canada, consisting of 640 licensed departments and 46 freestanding stores. We currently operate 429 retail optical departments in J.C. Penney's and are their primary optical licensee. In addition, we operate 70 Sears retail optical departments and 141 retail optical departments in regional department stores. Our freestanding stores are generally located in malls and shopping centers.

         Our retail optical departments are generally full-service retail vision care stores that offer an extensive selection of designer brands and private label prescription eyewear, contact lenses, sunglasses, ready made readers and accessories with an on-premises, independent doctor of optometry who performs complete eye examinations and prescribes eyeglasses and contact lenses. Our extensive selection of designer and private label branded eyewear allows us to tailor our merchandise selection to meet the needs of our host store customers. See "Business -- Products and Services -- Merchandise Selection" and "Store Operations."

         We operate a single, modern optical laboratory, distribution and lens grinding facility at which we fill customer orders for prescription eyewear and maintain a central inventory of frames. Customer orders are placed at the retail stores and are transmitted into the central optical laboratory daily, where the lenses are ground, cut, finished and custom fitted to optical frames in the size and style selected by the customer. The finished eyewear is then shipped to the retail store for delivery to the customer within a few working days and can be completed overnight if requested by the customer. See "Business -- Optical Laboratory."

         Since 1991, we have been a national provider of managed vision care benefits through our participation in programs which offer comprehensive eyewear benefits to plan participants. In fiscal 1999, approximately 34% of our revenues were attributable to purchases by participants in managed vision care programs. See "Business -- Managed Vision Care."

         Our corporate headquarters are located at 1 Harmon Drive, Glen Oaks Industrial Park, Glendora, New Jersey 08029 and our telephone number is (856) 228-1000.

PRODUCTS AND SERVICES

         Merchandise Selection. We carry a full selection of men's, women's and children's eyeglass frames, a complete line of contact lenses, sunglasses, ready made readers, and ancillary products for eyeglasses and contact lenses. Prescription eyewear and accessories accounted for 88% of our sales during fiscal 1999. We offer an extensive selection of designer and private label branded eyewear. Designer eyeglass frames offered include Guess, Halston and Eddie Bauer, among others and, at certain stores, Giorgio Armani, Calvin Klein and Polo by Ralph Lauren. We also offer private label branded eyeglass frames such as Hunt Club, Arizona, Ashley Stewart, Oliver Winston, City Slickers and Rascals, among others. U.S. Vision also offers a wide variety of value-added eyewear features and services on which we realize a higher gross margin. These eyewear features and services include lightweight, virtually unbreakable polycarbonate lenses, including Kodak progressive lenses and photochromic lenses, as well as scratch resistant and anti-reflective coatings. In addition, we carry a complete line of contact lenses by major contact lens manufacturers such as Bausch & Lomb, Wesley Jessen, and Johnson & Johnson, including daily wear and extended wear soft contact lenses and cosmetic tinted lenses. During fiscal 1999, contact lenses accounted for approximately 12% of the company's sales.

         Pricing. U.S. Vision maintains a promotional pricing strategy which stresses a quality product delivered at a competitive price. Our frames and lenses are generally competitively priced, with prices varying based on market locations. While we earn a higher gross margin on our private-label lines, designer frames generally command premium prices, resulting in higher gross profit dollars per transaction.

         Full Customer Service. We strive to provide our customers with exceptional care and value by combining the personal service typically associated with a private optometrist with the broad product selection and competitive prices of a large optical retailer. Management believes that providing superior customer service from knowledgeable and courteous employees complements the customer-oriented policies of our department store hosts.

         In March 2000, we entered into a co-management agreement with Laser Vision Centers, Inc., pursuant to which our employees will be trained to identify potential candidates for laser vision corrective procedures. Qualified candidates will then be referred to health care professionals who will discuss the laser vision procedure further with the candidate and, if requested, will perform the corrective procedure. We will offer convenient follow-up visits with a certified optometrist at any of our locations. We receive a fee for our services based on a percentage of the total cost of the corrective procedure.

MANAGED VISION CARE

         Since 1991, we have been a participating provider of managed vision care benefits primarily through Vision One, a national vision care program which offers comprehensive eyewear benefits to over 54 million covered lives through a network of over 3,500 optical locations. Managed care programs are marketed directly to employers, employee benefit plan sponsors and insurance companies such as General Motors, Metropolitan Life, Aetna, Cigna, PruCare HMO and Blue Cross/Blue Shield. Managed care programs give employers the opportunity to offer their employees a group discount at retail optical locations of participating providers with minimal direct cost to the employer. The discounts vary under the plans from fixed percentage discounts to fixed dollar amounts with the balance paid by the subscriber. As a result of these benefits, management believes that many managed care participants have vision examinations on a regular basis and may become more frequent customers of the company. In addition, managed care participants frequently apply their discounts and allowances toward the purchase of premium eyeglass products and related accessories. Under the terms of our contract with Cole National, a competitor of the company and the owner of the Vision One program, we pay an administrative fee for each Vision One member transaction. Our contract with Cole National expires in 2002. We retain the right, though we have not exercised it in the past, to refuse to participate in particular Vision One programs under which we cannot profitably provide goods and services, and to participate in other managed care vision plans under certain conditions. Approximately 34% of our revenues are generated from our participation in various managed vision care programs.

STORE OPERATIONS

         Location and Layout. We operate most of our stores on the premises of national and regional department stores. These stores generally operate under names such as "J.C. Penney Optical Center" and "Sears Optical," which associate the departments with the host store. Our retail optical departments generally operate under a lease or license arrangement through which the host store collects the sales receipts, retains an agreed upon percentage of sales, which is recorded as rent expense by the company, and remits the remainder to us on a regular basis. Our leased retail optical departments typically average in size from 500 to 800 square feet. Our retail optical departments are often located within the host department store near the host store's other licensed departments such as the beauty salon and photography studio. Management believes that the location of our retail optical departments within a host store influences our ability to take full advantage of the host store's customer traffic.

         Each of our stores follows a standard merchandise layout plan which is designed to emphasize fashion, invite customer browsing and enhance the customer's shopping experience. All of our stores are similar in appearance and are operated under certain uniform standards and procedures. We have developed a new store prototype design and all of our new and remodeled retail optical departments are designed in accordance with this prototype.

         Our freestanding stores operate under various trade names such as Royal Optical, Service Optical and Wall & Ochs and are located in malls and shopping centers. A limited number of these stores are housed in freestanding buildings with adjacent parking facilities. Our freestanding stores generally range in size from 900 to 1,400 square feet.

         Store Management. Our store management structure consists of field managers and store managers. The store managers, along with two to three associates known as Optechs, are responsible for the day-to-day operations of each of our retail optical departments. Optechs undertake a comprehensive training program that familiarizes them with the company's product lines, customer services, store procedures and automated systems. Management believes that providing knowledgeable and responsive customer service is an important element of our success and, accordingly, has developed and implemented a variety of employee training and incentive programs.

         On-Site Independent Optometrist. We have made arrangements with licensed optometrists to provide eye examination services at or adjacent to our retail locations in those states where it is permitted. See "Government Regulations." The independent optometrists sublease space and equipment from us or from the host store. We and the optometrists do not share in each other's revenues. We believe the presence of the optometrists at the stores helps to generate eyeglass sales, leads to repeat customers and reinforces the quality and professionalism of each store.

RELATIONSHIP WITH HOST STORES

         Most of our stores operate as licensed optical departments within a host department store such as J.C. Penney, Sears, Federated (Rich's, Burdines and Lazarus), May (Strawbridge's, Famous Barr and L.S. Ayres), Marshall Field's, Dayton's, Hudson's and Carson Pirie Scott, among others. Management believes that our relationships with our host stores provide several competitive advantages such as:

         -        lower operating expenses;

         -        lower initial capital investment;

         -        loyal host store customer base;

         -        established host store advertising and marketing programs;

         -        one-stop shopping convenience; and

         -        access to the host store's private label credit card.

Management believes its hosts' reputation of quality, trust and value further enhances our customer relations.

         Management believes the company has developed excellent relationships with the host stores in which it operates. We routinely consult with the host stores about the size and placement of our optical departments within newly opened or remodeled host stores. Although management strives to continue to enhance these relationships, the loss of one of our major host stores, such as J.C. Penney or Sears, could cause a significant decrease in our sales and materially adversely effect our results of operations.

         Our retail optical departments within J.C. Penney stores are subject to a master lease that expires in December 2003. We have 429 locations within J.C. Penney. Our master lease with J.C. Penney provides that only a limited number of our J.C. Penney optical centers may be closed by J.C. Penney in any calendar year without cause. This limitation, however, does not apply if J.C. Penney closes an entire J.C. Penney department store, either temporarily or permanently. The lease also provides that J.C. Penney will reimburse us for certain costs relating to the closed department. Our optical departments within Sears stores are each subject to a lease which provides for a year-to-year term, subject to early termination by either party, without cause, on thirty-days prior written notice. Our retail optical departments located within other department stores are subject to lease arrangements which contain short notice lease termination provisions. These leases provide for monthly lease payments based upon a percentage of our sales at each location.

         In January 1999, as part of our growth objectives to diversify our host store base, we signed master lease agreements with Hudson's Bay Company, which operates over 450 retail locations in Canada. In March 1999, we opened 15 retail optical departments within The Bay, a traditional department store division of Hudson's Bay. In April 1999, we opened our first location in Zellers, the upscale discount retail division of Hudson's Bay. At January 31, 2000, we were operating in 41 Hudson's Bay vision centers.

MARKETING AND ADVERTISING

         We engage in a variety of marketing and promotional efforts to maintain and strengthen our customer base. Our advertising program is targeted at the department store consumer and is designed to convey a message of value, fashion, convenience and trust to our customer base. We work with each of our host stores to design advertising programs that convey this message in a manner consistent with that of the host store and are targeted at the specific customer base. For example, we work with J.C. Penney to develop targeted catalog inserts which advertise our J.C. Penney optical departments. These advertising promotions generally mention the availability of on-site professional eye examinations and our acceptance, as a participating provider of managed vision care benefits, of the discounts and allowances offered by managed vision care plans. These targeted inserts are mailed to selected customers based on previous spending patterns at the host store. We actively support our stores by providing local advertising in individual geographic markets. We have an in-house advertising department which permits us to respond quickly to fashion trends, competitor advertising and promotional initiatives.

OPTICAL LABORATORY

         We operate a 60,000 square foot modern optical laboratory and lens grinding facility adjacent to our headquarters in Glendora, New Jersey. Customer orders for prescription eyewear, sunglasses and contact lenses are transmitted daily from each of our store locations to our central laboratory. Customer orders generally are processed and shipped to stores within a few working days and can be completed overnight if requested by the customer. Most prescription lenses are completed from semi-finished polycarbonate or plastic lenses obtained from third-party suppliers. These lenses are finished in a highly technical process that grinds the surface of the lens to fit the prescription utilizing modern grinding equipment, much of it computer-guided. The lenses are then custom fitted to optical frames in the size and style selected by the customer. Other prescriptions, including many standard prescriptions, can be manufactured by cutting and edging a prefinished lens, also purchased from a third-party supplier, to fit the frames selected. Contact lenses, accessories and non-prescription sunglass orders are filled from available stock and shipped to our retail optical departments.

         Our laboratory is furnished with machinery capable of custom grinding, polishing, cutting, edging, tinting and coating prescription lenses. Management believes it has the manufacturing capacity in our laboratory to accommodate all of our projected growth for the foreseeable future.

PURCHASING

         Our relationship with our vendors has enabled us to gain access to a wide array of brand name product offerings. As a leading retailer of eyewear in the United States, we purchase significant quantities of frames, lenses and contact lenses from our suppliers. No purchases are made under long-term contracts. In fiscal 1999, Bausch & Lomb, Signet Armorlite and Vistakon, our largest suppliers, accounted for approximately 10%, 17% and 12%, respectively, of our total merchandise purchases. All raw materials for products we manufacture are available from numerous suppliers.

         Historically, we manufactured, imported and distributed optical frames and sunglasses principally for sale in our retail optical stores and, to a lesser extent, for sale to other optical distributors and retailers through our Styl-Rite Optical subsidiary. During fiscal 1999, we decided it was more cost effective to import optical frames and sunglasses rather than manufacture these products. Accordingly, management has decided to close or sell our manufacturing operations at Styl-Rite and consolidate our importing and distribution functions with our other centralized operations at our corporate headquarters in Glendora, New Jersey. See "Management's Discussion and Analysis of Financial Condition and Results of Operation."

MANAGEMENT INFORMATION SYSTEMS

         Currently, customer prescription orders for our optical products are prepared by the stores on order forms and the details of each order are transmitted daily to our centralized laboratory. These orders are then entered into the laboratory's computerized order entry system which, for lenses, also makes the necessary optical calculations to grind and finish the lenses to the correct prescription and shape them to the dimensions of the frame selected by the customer. The present laboratory order entry system also tracks each order through every step of the manufacturing process until the finished product is shipped to the retail optical department.

         In fiscal 1999, we continued our efforts to design an integrated management information system, which includes an automated order entry system at each of our optical stores, and new manufacturing and financial systems at our corporate headquarters. This new integrated system is designed to facilitate the transmission of the order to the laboratory and provide our stores with improved order pricing and costing capability. This new system is also designed to provide our stores with the capability to capture sales and customer information, including prescription data, enhancing our ability to monitor sales and merchandise trends and to improve customer service after the sale. In addition, the automated order entry system is designed to enable the stores to validate, at the time of sale, whether a particular frame selected by the customer is in stock and whether the combination of the customer's prescription, selected lenses and frame is within manufacturing tolerances. The integrated information system is expected to enhance our operating efficiencies by permitting all orders to be electronically transmitted from the stores to the laboratory. We are currently in the design and testing phase of the automated order entry portion of the system. There can be no assurance that we will be able to implement and operate this information system effectively or that the system will produce the expected benefits.

COMPETITION

         We compete with other national, regional, and local retail optical chains and independent optical retailers. Most optical retailers generally serve individual or local markets, and, as a result, competition is fragmented and varies substantially among locations and geographic areas. Although the retail optical industry is highly competitive, management believes none of our competitors has more than an 8% market share based on revenue. The principal competitive factors affecting our retail operations are merchandise selection, quality and consistency of products and services, price, location within the host store, convenience, availability of on-site professional eye examinations and access to a host store's private label credit card. The retail optical industry engages in price-related promotions as a standard marketing practice. Several of our competitors have greater financial and other resources than us, which may enable competitors to pursue more aggressive pricing and promotional strategies at the expense of profits for longer periods of time than we can.

         Our ability to achieve our growth strategy by opening new retail optical departments in existing and new host stores is dependent on our ability to obtain suitable optical locations within existing and new host stores. Management does not believe our growth strategy will be adversely affected by the fact that some competitors operate more retail optical departments in host stores than we do.

         Additionally, we face competition from advances in vision correction technologies, including laser surgery and other surgical vision correction procedures. This could result in decreased demand for eyeglasses and contact lenses.

         To the extent our customers may not be covered by our eye care benefit plans, we may compete with other vision care benefit plans and retailers who provide alternative vision care plans. As the number of national and regional managed vision care programs increase, competition for customers will intensify among the various vision care programs.

EMPLOYEES

         As of January 31, 2000, we had approximately 2,800 full-time and part-time employees, of which approximately 2,200 were employed in our retail outlets; 400 were employed in manufacturing and distribution in our laboratory in Glendora, New Jersey; 80 were employed at the company's Styl-Rite manufacturing facility in Miami; and 90 were employed in administrative, marketing and managerial positions at the company's headquarters in Glendora.

GOVERNMENT REGULATIONS

         We are subject to a variety of federal, state and local laws, rules and regulations affecting the health care industry and the delivery of health care services. State and local legal requirements vary widely among jurisdictions and are subject to frequent change. Federal legal requirements are also subject to change.

         Relationships between the company and independent optometrists and ophthalmologists are subject to federal, state and local laws and regulations. State laws generally prohibit the practice of medicine and optometry by unlicensed practitioners. In addition, many states prohibit medical practitioners and optometrists from splitting fees with business corporations such as the company and prohibit the practice of medicine and optometry by corporate entities. Some states have enacted laws governing the ability of ophthalmologists and optometrists to enter into contracts to provide professional services with business corporations or lay persons. Some states prohibit the company from computing our fee for rent, equipment leases and management services provided by us based on a percentage of the gross revenue of the ophthalmologists and the optometrists. Such requirements are particularly comprehensive in California and Texas, where we operate a significant number of stores. Further, some states restrict the location of optometric offices in relation to optical stores, such as ours, and regulate advertising and the solicitation of prospective patients.

         Relationships between us and independent ophthalmologists and optometrists are also subject to the fraud and abuse provisions of the federal Social Security Act which include the "anti-kickback" laws. The anti-kickback laws prohibit the offering, payment, solicitation or receipt of any direct or indirect remuneration for the referral of Medicare or Medicaid patients or for the ordering or providing of Medicare or Medicaid covered services, items or equipment. Violations of these laws may result in substantial civil or criminal penalties for individuals or entities and exclusion from participation in the Medicare and Medicaid programs. Several states, including states in which we operate, have adopted similar laws that cover patients with private health insurance coverage as well as those covered by government programs. Although management believes it is not in violation of the anti-kickback laws, the applicability of these provisions has been subject to only limited judicial and regulatory interpretation. In addition, certain of our products must comply with standards set by the United States Food and Drug Administration.

         We, as well as the independent optometrists providing services in or adjacent to our stores, from time to time receive inquiries from regulatory bodies regarding our compliance with applicable state and local regulations. If our relationships with ophthalmologists and optometrists are challenged, we may be required to alter the manner in which we conduct our business. There can be no assurance that a review of our business by courts or regulatory authorities will not result in determinations that could adversely affect operations or that new laws, regulations or interpretations of current laws and regulations will not have a material adverse effect on our business, financial condition or results of operations.

ITEM 2.  PROPERTIES

         We own a 20,000 square foot facility in Glendora, New Jersey, which serves as our corporate headquarters, a neighboring 24,000 square foot distribution facility, and a neighboring 60,000 square foot optical laboratory. The real property on which these facilities are located, as well as the buildings and certain equipment located therein, other than the distribution facility, secure the company's obligations under the DRPA Term Loans. See Note 5 to Notes to Consolidated Financial Statements. The real property on which the distribution facility is located secures the company's obligations under a mortgage loan agreement. Styl-Rite owns and operates a 40,000 square foot facility in Miami, Florida. The real property on which this facility is located, as well as the building, secure the company's obligations under the revolving line of credit. We plan to sell this building after we wind-up our operations in June 2000. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations--Liquidity and Capital Resources."

         Our freestanding store locations are subject to lease arrangements which contain varying terms and are not subject to short notice lease termination provisions. The leases provide for monthly base lease payments plus, under certain circumstances, include an additional rent provision based on a percentage of the company's sales at each location.

ITEM 3.  LEGAL PROCEEDINGS.

         We are subject to various pending and threatened litigation from time to time in the ordinary course of our business. Although all litigation involves some degree of uncertainty, in the opinion of management, liabilities, if any, arising from such litigation or threat thereof are not expected to have a material adverse effect on the company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

         Our stock is traded on Nasdaq under the symbol "USVI." We completed our initial public offering of 2,500,000 shares of stock on December 5, 1997 and the first day of trading in the stock was December 1, 1997.

         For the period indicated below, the following table sets forth the high and low bid information of our stock as reported on Nasdaq, rounded to the nearest eighth of a dollar.

                                                   1999 CLOSING PRICES            1998 CLOSING PRICES
                                                   -------------------            -------------------
           CALENDAR PERIOD                           LOW          HIGH               LOW       HIGH
           ---------------                           ---          ----               ---       ----
        February 1 - April 30                       $3.50        $6.68             $ 9.63     $13.13
        May 1 - July 31                              4.93         5.63              10.75      13.38
        August 1 - October 31                        3.43         5.25               7.38      11.38
        November 1 - January 31                      2.38         3.75               6.50       9.88

        As of April 20, 2000, there were approximately 60 record holders of our stock. We have not declared or paid any cash dividends on our stock since our organization. Under the terms of our revolving bank line of credit, our ability to pay cash dividends to our stockholders is restricted.

ITEM 6.  SELECTED FINANCIAL DATA.

         The selected consolidated financial information regarding the company's financial position and operating results set forth below for the years ended January 31, 2000, 1999, 1998 and 1997, and the ten months ended January 31, 1996 have been derived from our audited consolidated financial statements. The selected consolidated financial data set forth below should be read in conjunction with our consolidated financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

                                                                                                                   TEN MONTHS
         (In thousands                                              YEAR ENDED JANUARY 31,                           ENDED
        except share and                     -------------------------------------------------------------------   JANUARY 31,
         per share data)                         2000             1999             1998              1997            1996(1)
         ---------------                         ----             ----             ----              ----            -------
STATEMENTS OF OPERATIONS DATA:
Net sales ............................       $  143,419        $  131,491       $  122,763        $  111,544       $   91,172
Cost of sales ........................           45,516            40,648           38,584            34,273           29,652
                                             ----------        ----------       ----------        ----------       ----------
Gross profit .........................           97,903            90,843           84,179            77,271           61,520
Operating expenses:
 Selling, general and
  administrative .....................           91,726            79,119           73,367            68,366           61,598
 Depreciation and amortization .......            4,670             3,879            3,390             3,271            2,608
 Write-off of goodwill (2) ...........               --                --               --                --            8,067
 Writedown of Dallas facility (3) ....               --                --               --                --            1,305
 Loss on closure of frame
  manufacturing facility (4) .........            2,835                --               --                --               --
 Store closings and
  disposals (5) ......................               --                --             (389)               --           10,473
                                             ----------        ----------       ----------        ----------       ----------
              Total operating expenses           99,231            82,998           76,368            71,637           84,051
                                             ----------        ----------       ----------        ----------       ----------
Operating income (loss) ..............           (1,328)            7,845            7,811             5,634          (22,531)
Interest expense, net ................              469                21            2,486             3,499            2,041
                                             ----------        ----------       ----------        ----------       ----------
Income (loss) before income tax
 (benefit) ...........................           (1,797)            7,824            5,325             2,135          (24,572)
Income tax provision (benefit) .......               22               355               --                --           (1,686)
                                             ----------        ----------       ----------        ----------       ----------
Net income (loss) ....................       $   (1,819)       $    7,469       $    5,325        $    2,135       $  (22,886)
                                             ==========        ==========       ==========        ==========       ----------
Net income (loss) per share (6) ......       $    (0.23)       $     0.96       $     0.90        $     0.41       $    (4.33)
                                             ==========        ==========       ==========        ==========       ==========
Shares used in computing net
   income (loss) per share -- (6) ....        7,793,807         7,780,164        5,651,954         5,261,543        5,282,668
                                             ==========        ==========       ==========        ==========       ==========
Net income (loss) per share --
assuming dilution (7) ................       $    (0.23)       $     0.94       $     0.89        $     0.40       $    (4.33)
                                             ==========        ==========       ==========        ==========       ==========
Shares used in computing net
  income (loss) per share --
  assuming dilution (7) ..............        7,793,807         7,955,274        5,758,411         5,368,700        5,282,668
                                             ==========        ==========       ==========        ==========       ==========
Net income per share --
 pro forma (8) .......................                                          $     0.96
                                                                                ==========
Shares used in computing net
 income per share -- pro forma(8) ....                                           7,868,700
                                                                                ==========

                          Footnotes on following page.

                                                                                                                   TEN MONTHS
         (In thousands                                              YEAR ENDED JANUARY 31,                           ENDED
        except share and                         --------------------------------------------------------------    JANUARY 31,
         per share data)                         2000             1999             1998              1997            1996(1)
         ---------------                         ----             ----             ----              ----            -------
SELECTED OPERATING DATA:
Stores open at end of period:
 Licensed departments................             640              557             507               488               467
 Freestanding stores.................              46               57              63                66                73
                                                  ---              ---            ---                ---               ---
Total stores.........................             686              614             570               554               540
Comparable store sales
 increase (9)........................             1.9%             4.2%           9.2%               8.3%              6.3%



                                                                      JANUARY 31,
                                               --------------------------------------------------------------------------
                                               2000              1999            1998             1997               1996
                                               ----              ----            ----             ----               ----
BALANCE SHEET DATA:
Cash ...............                          $   454          $   693         $   365           $   374           $ 1,529
Working capital ....                           19,126           23,152          17,967            11,321            12,252
Total assets .......                           83,033           75,594          60,129            54,403            53,033
Long-term debt .....                           20,693           14,069           8,296            22,623            21,516
Stockholders' equity                           44,651           46,470          38,818            13,810            11,897

(1) The difference in duration of this period must be considered in making period-to-period comparisons.

(2) Represents write-off of goodwill related to the 1990 acquisition of Royal. The goodwill was attributed to the closing of the Dallas facility and closed or otherwise liquidated stores described in notes
         (3) and (5) below, respectively. The write-off was determined based upon a measurement of the remaining undiscounted operating cash flows of the company.

(3) Represents the write down of the Dallas facility, which was closed by us in connection with our plan to consolidate our laboratories into a single facility.

(4)      See Note 12 to Notes to Consolidated Financial Statements.

(5) Represents lease termination costs, write-off of leasehold improvements and other related costs associated with the closing and disposal of stores during fiscal 1992 through 1995. As a result of favorable settlements on the terminated leases, the company realized a gain in fiscal 1997.

(6) Net income per share has been computed using the weighted average number of shares outstanding after giving effect for all periods presented to the 64-for-1 stock dividend and the conversion of all outstanding Series A Preferred Stock and Series C Preferred Stock into stock upon the closing of the company's initial public offering as described in Note 1 to Notes to Consolidated Financial Statements. Cash dividends on preferred stock of $217,000 were deducted from net income in computing net income per share for the fiscal year ended January 31, 1998.

(7) Net income per share -- assuming dilution has been computed using the weighted average number of shares outstanding after giving effect to the 64-for-1 stock dividend and the conversion of all outstanding Series A Preferred Stock and Series C Preferred Stock into stock upon the closing of the company's initial public offering as described in
         Note 1 to Notes to Consolidated Financial Statements. In addition, common share equivalents such as warrants and options are included in the computation for the years ended January 31, 1999, 1998 and 1997, respectively. Cash dividends on preferred stock of $217,000 were deducted from net income in computing net income per share - assuming dilution for the fiscal year ended January 31, 1998.

(8) Net income per share -- pro forma is calculated by dividing net income after adjustment for applicable interest expense, net of tax ($2,208,000) by the adjusted number of weighted average shares outstanding after giving effect to the 2,500,000 shares that were sold at the initial public offering price to repay $20,375,000 of debt.

(9) Comparable-store sales reflect existing stores that have been open over twelve months.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL OVERVIEW

         Our net sales consist primarily of retail sales of prescription eyewear and contact lenses, net of refunds and allowances for customer returns. The company's sales are influenced by customer traffic in our host department stores, the successful implementation of our promotional programs and our participation in various managed vision care plans. The principal components of our cost of sales include the cost of materials, including eyeglass frames and lenses, as well as manufacturing, assembly, labor and overhead costs associated with operating our centralized optical laboratory. Prices of frames vary widely, from inexpensive to high-end designer brands.

         Our selling, general and administrative expenses include primarily labor-related expenses at the store level, rent and occupancy costs, managed vision care costs, advertising and administrative expenses. The rent we pay to our host stores is calculated as a percentage of net sales within each retail optical department. Freestanding store rent is generally a fixed monthly payment plus, in many cases, a percentage of net sales above certain revenue levels. Flat fees per transaction are paid by us to vision care plans in which we participate.

RESULTS OF OPERATIONS

         The following table sets forth selected statements of operations items expressed as a percentage of net sales for the periods indicated:

                                                 YEAR ENDED JANUARY 31,
                                             2000           1999        1998
                                             ----           ----        ----
Net sales ..........................         100.0%        100.0%       100.0%
Cost of sales ......................          31.7          30.9         31.4
                                             -----         -----        -----
  Gross profit .....................          68.3          69.1         68.6

Operating expenses:
 Selling, general and administrative          63.9          60.2         59.8
 Depreciation and amortization .....           3.3           2.9          2.7
                                             -----         -----        -----

Operating income, excluding
 unusual items .....................           1.1           6.0          6.1
Unusual (charges) credits ..........          (2.0)          0.0          0.3
                                             -----         -----        -----

Operating income (loss) ............          (0.9)          6.0          6.4
Interest expense, net ..............           0.3           0.0          2.1
                                             -----         -----        -----
Income(loss) before income tax .....          (1.2)          6.0          4.3
Income tax provision ...............           0.0           0.3          0.0
                                             -----         -----        -----
Net income (loss) ..................          (1.2)%         5.7%         4.3%
                                             =====         =====        =====

FISCAL 1999 COMPARED TO FISCAL 1998

         Net sales increased $11.9 million, or 9.1%, from $131.5 million for fiscal 1998 to $143.4 million for fiscal 1999. A 1.9% increase in comparable-store sales accounted for $2.4 million of the increase in net sales. New store openings, net of store closings, accounted for the remaining $9.5 million of the increase. The increase in comparable store sales was the result of an increase in the number of eyeglasses sold.

         Cost of sales increased by $4.9 million, or 12.0%, from $40.6 million in fiscal 1998 to $45.5 million in fiscal 1999. The increase was due principally to the $11.9 million increase in net sales. As a percentage of net sales, cost of sales increased from 30.9% in fiscal 1998 to 31.7% in fiscal 1999. The increase was due to additional discounts offered by the company in response to increased promotional pressure from our competition, as well as an increase in labor rates in the manufacturing facilities in response to low unemployment rates.

         Selling, general and administrative expenses increased by $12.6 million, or 15.9%, from $79.1 million in fiscal 1998 to $91.7 million in fiscal 1999. As a percentage of net sales, selling, general and administrative expenses increased from 60.2% in fiscal 1998 to 63.9% in fiscal 1999. The increase was principally due to an increase in expenses associated with new store openings, as these stores open with relatively low sales volume, an overall increase in base salary rates as a result of the competitive labor market, and greater department store rents which are tied directly to sales volume. Duplicate administrative fees and claims associated with changing healthcare administrators during fiscal 1999 also contributed to the increase.

         Unusual charges for fiscal 1999 included the one time write-off of approximately $2.8 million related to the strategic decision to close our Styl-Rite frame manufacturing facility in Miami, Florida. We are relocating Styl-Rite's importing and distribution functions to our corporate headquarters. In connection with this plan, the company recorded a charge of $2,835,000, which was comprised of $2,224,000 in write-offs of inventory used solely in the manufacturing process, $161,000 in machinery and equipment, $250,000 in buildings and $200,000 for uncollectible receivables. The write-offs associated with the buildings and machinery and equipment were intended to reduce their carrying costs to their estimated net realizable value. The company also will incur approximately $250,000 in additional payroll costs between February 1 and June 30, 2000, which will be expensed when paid.

         Depreciation and amortization increased by $0.8 million, or 20.4%, from $3.9 million in fiscal 1998 to $4.7 million in fiscal 1999. This was due to increased amortization of goodwill as a result of the acquisitions of businesses during fiscal 1998 and 1999. In addition, depreciation expense increased due to capital expenditures associated with new store openings and the purchase of additional machinery for the manufacturing facility.

         Interest expense, net increased by $448,000 from $21,000 in fiscal 1998 to $469,000 in fiscal 1999. The increase was principally due to increased borrowings on our line of credit. See "Liquidity and Capital Resources."

FISCAL 1998 COMPARED TO FISCAL 1997

         Net sales increased $8.7 million, or 7.1%, from $122.8 million for fiscal 1997 to $131.5 million for fiscal 1998. A 4.2% increase in comparable-store sales accounted for $5.0 million of the increase in net sales. New store openings, net of store closings, accounted for the remaining $3.7 million of the increase. The increase in comparable-store sales was the result of an increase in the number of eyeglasses sold, as well as an increase in value added eyewear features, such as anti-reflective coatings and accessory kits.

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

         Selling, general and administrative expenses increased by $5.7 million, or 7.8%, from $73.4 million in fiscal 1997 to $79.1 million in fiscal 1998. The increase was principally due to an increase in retail salaries associated with new store openings and greater department store rents which are tied directly to sales volume. As a percentage of net sales, selling, general and administrative expenses increased slightly for fiscal 1998 compared to fiscal 1997 due principally to the opening of 63 new locations, as well as an overall increase in base salary rates as a result of the competitive labor market and the low unemployment factor.

         Depreciation and amortization increased by $0.5 million, or 14.7%, from $3.4 million in fiscal 1997 to $3.9 million in fiscal 1998 due principally to the increase in capital expenditures associated with new store openings and acquisitions.

         Interest expense, net decreased by $2,465,000, or 100.0%, from $2,486,000 in fiscal 1997 to $21,000 in fiscal 1998. The decrease was due to:
(a) the repayment of debt in connection with the completion of the initial public offering in December 1997 and (b) the capitalization of interest expense incurred during the development of our integrated management information system. See "Liquidity and Capital Resources."

QUARTERLY FLUCTUATIONS

         Our financial position and results of operations are slightly affected by seasonal fluctuations in sales and operating profits. Our sales and operating profits are generally lower in the fourth quarter, due to the Christmas season, which has historically been a period of reduced sales of prescription optical products. This trend has been mitigated somewhat by the increase in vision care sales under plans which are on a calendar year basis and require participants to use or lose their benefits annually. Quarterly sales can also be affected by the timing and amount of sales contributed by new stores. Accordingly, the results of operations for interim periods are not necessarily indicative of results for the entire fiscal year.

The following tables set forth certain unaudited financial data for the quarters indicated:

                                         FISCAL 1999 QUARTER ENDED                             FISCAL 1998 QUARTER ENDED
                             --------------------------------------------------   ------------------------------------------------
                             APRIL 30,     JULY 31,     OCT. 31,     JAN. 31,     APRIL 30,    JULY 31,      OCT. 31,     JAN. 31,
                               1999          1999         1999         2000          1998        1998          1998         1999
                               ----          ----         ----         ----          ----        ----          ----         ----
                                                (In thousands, except percentages and per share data)
Net sales .................   $37,841      $35,601      $36,223      $33,754       $34,666      $31,753      $34,090      $30,982
Gross profit ..............    26,180       24,781       25,004       21,938        24,024       22,106       23,703       21,010
 % of net sales ...........      69.2%        69.6%        69.0%        65.0%         69.3%        69.6%        69.5%        67.8%
Operating income (loss) ...   $ 2,931      $ 1,435      $   170      $(5,864)      $ 2,935      $ 2,253      $ 2,390      $   267
 % of net sales ...........       7.7%         4.0%         0.5%       (17.4)%         8.5%         7.1%         7.0%         0.8%
Net income (loss) .........   $ 2,270      $ 1,180      $   488      $(5,757)      $ 2,817      $ 2,094      $ 1,957      $   601
% of net sales ............       6.0%         3.3%         1.3%       (17.1)%         8.1%         6.6%         5.8%         1.9%
 Net income (loss)
   per share ..............   $  0.29      $  0.15      $  0.06      $ (0.74)      $  0.36      $  0.27      $  0.25      $  0.08
Net income (loss) per share
 -- assuming dilution .....   $  0.29      $  0.15      $  0.06      $ (0.74)      $  0.35      $  0.26      $  0.25      $  0.08

          The decrease in operating income in the fourth quarter of fiscal 1999 was due to seasonally lower net sales, a $2.8 million write-off due to the closure of the Styl-Rite manufacturing facility, duplicate administrative fees and claims associated with changing healthcare administrators during the year and the negative leverage on expenses of opening 106 locations during the year with an extremely low sales base.

         The decrease in operating income in the fourth quarter of fiscal 1998 was due to seasonally lower net sales as well as an overall increase in base salary rates as a result of the competitive labor market.

INCOME TAXES

         As of January 31, 2000, we had net operating loss carry forwards of approximately $15,400,000 which will begin to expire in the year 2006. Approximately $5,700,000 of these carry forwards are available to offset future taxable income without limitation and approximately $9,700,000 of these carry forwards (the "Restricted NOLs") are significantly limited due to ownership changes. Approximately $780,000 of the Restricted NOLs will become available for use each year through the year 2008. Approximately $3,400,000 of the Restricted NOLs are expected to expire unutilized. A valuation allowance has been established to fully reserve the future benefit of all the net operating loss carry forwards.

LIQUIDITY AND CAPITAL RESOURCES

         Our primary cash sources for fiscal 1999 were from operations and our revolving line of credit. Our working capital requirements are seasonal and traditionally peak at the end of the fourth quarter and the beginning of the first quarter. Cash and working capital at January 31, 2000 were $454,000 and $19.1 million, respectively, compared to $693,000 and $23.2 million, respectively, at January 31, 1999.

         For the year ended January 31, 2000, cash provided by operating activities was $5.3 million compared to cash provided by operating activities of $6.4 million for the year ended January 31, 1999. The $1.1 million decrease resulted from a decrease in net income offset by favorable changes in the collection of accounts receivable and controlling inventory levels after the acquisitions and new store openings that began in the second half of fiscal 1998.

         Cash used in investing activities in fiscal 1999 was $10.4 million compared to $10.8 million in fiscal 1998 and $5.2 million in fiscal 1997. Capital expenditures in fiscal 1999 of $10.4 million were primarily for new store openings, development work on the company's integrated management information system and the acquisition of thirty-four licensed optical retail stores. See Note 11 to Notes to Consolidated Financial Statements. In fiscal 2000, we expect to spend approximately $9.0 million on capital expenditures for new store openings, new laboratory equipment, the integrated management information system and other capital expenditures. Historically, we have funded capital expenditures through a revolving line of credit, debt financing activities, including capital leases and operating cash flow.

         Our principal external source of liquidity is our $20.0 million revolving line of credit with Commerce Bank, N.A. The revolving line of credit facility bears interest at the lower of the prime rate as published in the Wall Street Journal or the thirty (30) day rate for United States Treasury Bills plus 250 basis points and matures in December 2001. As of January 31, 2000, we had $14,214,000 outstanding under our revolving line of credit and $5,786,000 of availability. The loan agreement prohibits the payment of dividends to stockholders and contains customary covenants. We must also maintain certain financial ratios including a specified net worth level, current ratio, and a fixed charge ratio. As of January 31, 2000, we were not in compliance with the fixed charge ratio. We received a waiver on this covenant until January 31, 2001. See Note 5 to Notes to Consolidated Financial Statements. We do not believe that the financial covenants set forth in our revolving line of credit will have an adverse impact on our operations or future plans.

         We have commitments from Commerce BankLease, a unit of Commerce Bank, N.A., for a $2,000,000 five-year equipment lease financing facility. During fiscal 1999, we executed the agreement and leased approximately $922,000 of laboratory equipment, which will be paid for over a period of 60 months. The leased laboratory equipment has been recorded as a capital lease on the consolidated balance sheet.

         Based upon our current operating and new store opening plans, we believe we can fund our working capital and capital expenditure needs for the foreseeable future through borrowings under the revolving line of credit and cash generated from operations.

EFFECTS OF INFLATION

         We believe that the effects of inflation on our operations have not been material during the past three years.

ACCOUNTING FOR INTERNAL USE SOFTWARE

         In March 1998, the AICPA issued Statement of Position (SOP) 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The SOP, which has been adopted as of February 1, 1998, requires the capitalization of certain costs incurred in connection with developing or obtaining internal use software. Prior to the adoption of SOP 98-1, we capitalized all internal use software related costs except for interest which was expensed as incurred. The effect of adopting the SOP was to increase net income by $730,000 ($0.09 per share diluted) and $528,000 ($0.07 per share diluted) for the year ended January 31, 2000 and 1999, respectively.

YEAR 2000 COMPLIANCE

         Prior to December 31, 1999, we completed an assessment of our internal critical and non-critical computer programs and hardware, including environmental systems that are dependent on embedded microchips, and had modified or replaced those systems so that they would properly utilize dates beyond December 31, 1999. As a result of this initiative, our internal critical and non-critical systems were Year 2000 compliant. We did not experience any significant problems with our internal systems nor with our key service providers and host stores during the change to the Year 2000. We will continue to monitor our critical computer applications and those of our suppliers and host stores throughout the Year 2000 to ensure that any latent Year 2000 matters that may arise are addressed properly.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

         We occasionally make forward-looking statements concerning our plans, goals, product and service offerings, store openings and closings and anticipated financial performance. These forward-looking statements may generally be identified by introductions such as "outlook" for an upcoming period of time, or words and phrases such as "should", "expect", "hope", "plans", "projected", "believes", "forward-looking" (or variants of those words and phrases) or similar language indicating the expression of an opinion or view concerning the future.

         These forward-looking statements are subject to risks and uncertainties based on a number of factors and actual results or events may differ materially from those anticipated by such forward-looking statements. These factors include, but are not limited to: our ability to maintain our relationship with our host stores such as J.C. Penney and Sears, as well as with Cole National Corporation, a competitor of the company and the owner of the Vision One managed vision care plan in which the company participates; the growth rate of our revenue and market share; our ability to effectively manage our business functions while growing the company's business in a rapidly changing environment; and the quality of our plans and strategies, as well as our ability to execute such plans and strategies.

          In addition, forward-looking statements concerning our expected revenue or earnings levels are subject to many additional uncertainties applicable to competitors generally and to general economic conditions over which we have no control, such as the performance of our host stores. We do plan to generally publicly update prior forward-looking statements for unanticipated events or otherwise and, accordingly, prior forward-looking statements should not be considered to be "fresh" simply because we have not made additional comments on those forward-looking statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our earnings are affected by changes in interest rates due to the impact those changes have on the interest expense payable by us under our variable rate debt revolving line of credit, for which the outstanding balance was $14,214,000 as of January 31, 2000. A 1.0% change in the underlying prime rate or the thirty (30) day rate for United States Treasury Bills would result in a $142,000 change in the annual amount of interest on such debt. This amount is determined by considering the impact of the hypothetical interest rates on our revolving line of credit outstanding as of January 31, 2000.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          The information set forth under the heading "Election of Directors" and "Management of the Company" of the definitive proxy statement for our 2000 Annual Meeting of Stockholders is incorporated by reference in this Form 10-K Annual Report.

ITEM 11.  EXECUTIVE COMPENSATION.

          The information set forth under the heading "Executive Compensation" of the definitive proxy statement for our 2000 Annual Meeting of Stockholders is incorporated by reference in this Form 10-K Annual Report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          The information set forth under the heading "Ownership of Common Stock by Certain Beneficial Owners and Management" of the definitive proxy statement for our 2000 Annual Meeting of Stockholders is incorporated by reference in this Form 10-K Annual Report.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          The information set forth under the headings "Management of the Company -- Compensation of the Company's Directors" and "Executive Compensation -- Certain Relationships and Related Transactions" of the definitive proxy statement for our 2000 Annual Meeting of Stockholders is incorporated by reference in this Form 10-K Annual Report.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

FINANCIAL STATEMENTS

           The following financial statements of the company are filed as a part of this report:

                                                                                        Page
                                                                                        ----
Report of Independent Auditors.......................................................   F-1
Consolidated Balance Sheets as of January 31, 2000 and 1999..........................   F-2
Consolidated Statements of Operations -- For the Fiscal Years Ended
  January 31, 2000, 1999 and 1998....................................................   F-3
Consolidated Statements of Stockholders' Equity -- For the Fiscal Years Ended
  January 31, 2000, 1999 and 1998 ...................................................   F-4
Consolidated Statements of Cash Flows --For the Fiscal Years Ended
  January 31, 2000, 1999 and 1998....................................................   F-5
Notes to Consolidated Financial Statements...........................................   F-6

         All financial statement schedules have been omitted because they are not applicable or the required information is shown in the consolidated financial statements and notes thereto.

REPORTS ON FORM 8-K

         The company filed a Form 8-K dated November 23, 1999 to report earnings for the third quarter and nine months ended October 31, 1999.

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

* Previously filed as an exhibit to the Form S-1 (Reg. No. 333-35819) filed with the Commission on September 17, 1997.

** Previously filed as an exhibit to Amendment No. 1 to the Form S-1 (Reg. No. 333-35819) filed with the Commission on October 29, 1997.

*** Previously filed as an exhibit to the company's Form 10-K for the fiscal year ended January 31, 1998, which was filed with the Securities and Exchange Commission on April 30, 1999.

+        Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            U. S. VISION, INC.


April 28, 2000                              By: /s/ William A. Schwartz, Jr.
                                               --------------------------------
                                                William A. Schwartz, Jr.,
                                                President and Chief Executive
                                                Officer

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 28, 2000.

         SIGNATURE                                            CAPACITY
         ---------                                            --------
    /s/ William A. Schwartz, Jr.                              President, Chief Executive Officer and Director
---------------------------------------                        (Principal Executive Officer)
William A. Schwartz, Jr.


    /s/ Kathy G. Cullen                                       Senior Vice President and Chief Financial Officer
---------------------------------------                         (Principal Financial and Accounting Officer)
Kathy G. Cullen


  /s/ Dennis J. Shaughnessy                                   Director
---------------------------------------
Dennis J. Shaughnessy


 /s/ J. Roger Sullivan, Jr.                                   Director
---------------------------------------
J. Roger Sullivan, Jr.


 /s/ Richard K. McDonald                                      Director
---------------------------------------
Richard K. McDonald


 /s/ G. Kenneth Macrae                                        Director
---------------------------------------
G. Kenneth Macrae


 /s/ Peter M. Troup                                           Director
---------------------------------------
Peter M. Troup

                         Report of Independent Auditors


Board of Directors and Stockholders
U.S. Vision, Inc.

We have audited the accompanying consolidated balance sheets of U.S. Vision, Inc. as of January 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended January 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of U.S. Vision, Inc. at January 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2000, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 to the financial statements, in the year ended January 31, 1999, the Company changed its method of accounting for costs of computer software developed or obtained for internal use.


                                                    /s/Ernst & Young LLP


Philadelphia, Pennsylvania
March 22, 2000

                                U.S. Vision, Inc.

                           Consolidated Balance Sheets

           (Dollars in thousands, except share and per share amounts)

                                                                            JANUARY 31,
                                                                       2000             1999
                                                                       ----             ----
ASSETS
Current assets:
     Cash                                                           $     454         $     693
     Accounts receivable                                               12,006            13,520
     Inventory                                                         23,785            22,818
     Prepaid expenses and other                                           542               847
                                                                    ---------         ---------
Total current assets                                                   36,787            37,878
Property, plant, and equipment, net                                    37,890            31,634
Goodwill, net of accumulated amortization
     of $868 and $570, respectively                                     6,705             5,565
Other                                                                   1,651               517
                                                                    ---------         ---------
Total assets                                                        $  83,033         $  75,594
                                                                    =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable-trade                                         $  10,094         $   7,894
     Accrued expenses                                                   5,834             5,238
     Current portion of obligations under capital lease                   646               660
     Current portion of long-term debt                                  1,087               934
                                                                    ---------         ---------
Total current liabilities                                              17,661            14,726
Obligations under capital lease                                         1,759             1,542
Long-term debt, less current portion                                   18,934            12,827
Other long-term liabilities                                                28                29
Stockholders' equity:
     Common stock, $0.01 par value:
        Authorized shares-15,000,000, issued and outstanding
        shares-7,793,807                                                   78                78
     Additional paid-in capital                                       115,766           115,766
     Accumulated deficit                                              (71,193)          (69,374)
                                                                    ---------         ---------
Total stockholders' equity                                             44,651            46,470
                                                                    ---------         ---------
Total liabilities and stockholders' equity                          $  83,033         $  75,594
                                                                    =========         =========

          See accompanying notes to consolidated financial statements.

                                U.S. Vision, Inc.

                      Consolidated Statements of Operations

                (Dollars in thousands, except per share amounts)

                                                           YEAR ENDED JANUARY 31,
                                                   2000               1999            1998
                                                   ----               ----            ----
Net sales                                        $ 143,419         $ 131,491        $ 122,763
Cost of sales                                       45,516            40,648           38,584
                                                 ---------         ---------        ---------
Gross profit                                        97,903            90,843           84,179

Operating expenses:
     Selling, general, and administrative
       expenses                                     91,726            79,119           73,367
     Loss on closure of frame
       manufacturing facility                        2,835                --               --
     Depreciation and amortization                   4,670             3,879            3,390
     Store closings and disposals                       --                --             (389)
                                                 ---------         ---------        ---------
                                                    99,231            82,998           76,368
                                                 ---------         ---------        ---------

Operating income (loss)                             (1,328)            7,845            7,811
Interest expense, net                                  469                21            2,486
                                                 ---------         ---------        ---------

Income (loss) before income tax                     (1,797)            7,824            5,325
Income tax provision                                    22               355               --
                                                 ---------         ---------        ---------

Net income (loss)                                $  (1,819)        $   7,469        $   5,325
                                                 =========         =========        =========

Net income (loss) per share                      $    (.23)        $     .96        $     .90
                                                 =========         =========        =========
Net income (loss) per share - assuming
     dilution                                    $    (.23)        $     .94        $     .89
                                                 =========         =========        =========

          See accompanying notes to consolidated financial statements.

                                U.S. Vision, Inc.

           Consolidated Statements of Changes in Stockholders' Equity

                        (In thousands, except share data)

                                                  9% SERIES A                  9% SERIES C
                                                   CUMULATIVE                   CUMULATIVE
                                                 PREFERRED STOCK              PREFERRED STOCK
                                              ($100,000 FACE VALUE          ($63.50 FACE VALUE
                                                    PER SHARE)                   PER SHARE)
                                               SHARES       AMOUNT          SHARES        AMOUNT
                                               ------       ------          ------        ------
Balance at January 31, 1997                      158       $ 15,765        120,969        $ 7,682
Net income
Dividends on preferred stock                     11           1,088          8,417            534
Conversion of warrants                                                      (3,895)          (247)
Conversion of preferred stock
     to common stock                            (169)       (16,853)      (125,491)        (7,969)
Proceeds from initial public
     offering
Initial public offering costs                   -----      ---------      ---------       --------
Balance at January 31, 1998                        --             --             --             --
Net income
Additional initial public
     offering costs
Stock issuance in connection
     with acquisition
Stock issuance in connection
     with director stock
     compensation plan                          -----      ---------      ---------       --------
Balance at January 31, 1999                        --             --             --             --
                                                -----      ---------      ---------       --------
Net loss                                        -----      ---------      ---------       --------
Balance at January 31, 2000                        --             --             --             --
                                                =====      =========      =========       ========

                                U.S. Vision, Inc.

                        (In thousands, except share data)

                                             COMMON STOCK
                                         ($0.01 PAR VALUE PER           ADDITIONAL                             TOTAL
                                                SHARE)                    PAID-IN         ACCUMULATED       STOCKHOLDERS'
                                       SHARES            AMOUNT           CAPITAL           DEFICIT            EQUITY
                                       ------            ------           -------           -------            ------
Balance at January 31, 1997             895,765         $     9         $   70,683        $  (80,329)        $   13,810
Net income                                                                                     5,325              5,325
Dividends on preferred stock                                                                  (1,839)              (217)
Conversion of warrants                1,607,775              16                231
Conversion of preferred stock
     to common stock                  2,758,004              28             24,794
Proceeds from initial public
     offering                         2,500,000              25             22,475                               22,500
Initial public offering costs                                               (2,600)                              (2,600)
                                     ----------         -------         ----------        ----------         ----------
Balance at January 31, 1998           7,761,544              78            115,583           (76,843)            38,818
Net income                                                                                     7,469              7,469
Additional initial public
     offering costs                                                           (174)                                (174)
Stock issuance in connection
      with acquisition                   16,700              --                200                                  200
Stock issuance in connection
     with director stock
     compensation plan                   15,563              --                157                                  157
                                     ----------         -------         ----------        ----------         ----------
Balance at January 31, 1999           7,793,807              78            115,766           (69,374)            46,470
Net loss                                                                                      (1,819)            (1,819)
                                     ----------         -------         ----------        ----------         ----------
Balance at January 31, 2000           7,793,807         $    78         $  115,766        $  (71,193)        $   44,651
                                     ==========         =======         ==========        ==========         ==========

          See accompanying notes to consolidated financial statements.

                                U.S. Vision, Inc.

                      Consolidated Statements of Cash Flows

                                 (In thousands)

                                                                             YEAR ENDED JANUARY 31,
                                                                    2000             1999               1998
                                                                    ----             ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                $  (1,819)        $   7,469         $   5,325
Adjustments to reconcile net income to net cash
 provided by operating activities:
     Depreciation and amortization                                   4,670             3,879             3,390
     Loss on closure of frame manufacturing facility                 2,835                --                --
     Store closings and lease termination payments                      --                --              (389)
   Changes in operating assets and liabilities, net of
    effect of acquisitions:
     Accounts receivable                                             1,104            (1,547)           (3,024)
     Inventory                                                      (2,918)           (4,275)              (30)
     Other                                                            (953)             (415)             (150)
     Accounts payable - trade                                        2,200             1,718            (1,173)
     Accrued expenses                                                  203              (396)           (2,151)
                                                                 ---------         ---------         ---------
Net cash provided by operating activities                            5,322             6,433             1,798

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property, plant, and equipment, net               (9,601)           (8,894)           (6,241)
     Disposal of Dallas facility                                        --                --             1,000
     Acquisitions                                                     (795)           (1,892)               --
                                                                 ---------         ---------         ---------
Net cash used in investing activities                              (10,396)          (10,786)           (5,241)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings:
   Revolving line of credit                                         75,570            29,265           117,094
   Other                                                               870               424             1,650
Repayments of borrowings:
   Revolving line of credit                                        (69,680)          (23,090)         (117,330)
   Term loans                                                         (355)             (524)          (16,825)
   Other                                                            (1,570)           (1,220)             (838)
Preferred stock dividend                                                --                --              (217)
Proceeds from initial public offering                                   --                --            22,500
1997 initial public offering costs                                      --              (174)           (2,600)
                                                                 ---------         ---------         ---------
   Net cash provided by financing activities                         4,835             4,681             3,434
                                                                 ---------         ---------         ---------
Net increase (decrease) in cash                                       (239)              328                (9)
Cash at beginning of period                                            693               365               374
                                                                 ---------         ---------         ---------
Cash at end of period                                            $     454         $     693         $     365
                                                                 =========         =========         =========

Supplemental disclosure of cash flow information:
Interest paid                                                    $   1,065         $     554         $   2,496
                                                                 =========         =========         =========
Income taxes                                                     $     863         $     235         $      --
                                                                 =========         =========         =========
Supplemental schedule of non-cash investing and financing
 activities:
Capital lease obligations incurred                               $      45         $      --         $     980
                                                                 =========         =========         =========
Note payable incurred in connection with acquisitions            $     758         $   1,206         $      --
                                                                 =========         =========         =========

          See accompanying notes to consolidated financial statements.

                                U.S. Vision, Inc.

                   Notes to Consolidated Financial Statements


1.       ORGANIZATION

U.S. Vision, Inc. (the "Company") was formed in March 1990 and incorporated in the Commonwealth of Pennsylvania. In March 1997, the Company reincorporated in the State of Delaware. The Company's principal business activity is the retail sale and manufacturing of prescription eyewear through approximately 686 stores located throughout the United States.

In December 1997, the Company completed an initial public offering of 2,500,000 shares of the Company's common stock. The initial public offering price was $9.00 per share. The net proceeds to the Company were used to retire the $8,837,000 outstanding balance of its 12% subordinated debentures which was payable on March 1998, to repay $6,600,000 on its bank term loan due 2001, and to repay $4,938,000 on its revolving line of credit which would have expired on December 31, 1999. In conjunction with the sale of common stock, the Company recapitalized its common stock and authorized a 64-for-1 stock dividend. Additionally, in conjunction with the initial public offering described above, the holders of the Series A cumulative preferred stock and Series C cumulative preferred stock converted all the outstanding shares of preferred stock into common stock at the public offering price. The liquidation values of the Series A and the Series C preferred stock plus accumulated dividends at the date of the conversion of $16,853,000 and $7,969,000, respectively, were converted for 1,872,592 and 885,412 shares of common stock, respectively. All references to net income per share data in the financial statements have been restated to give effect to the stock dividend and conversion of the preferred stock.

2.       SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

INVENTORY

Inventory, consisting principally of frames and lenses, is valued at the lower of cost or market, determined by the first-in, first-out method.

                                U.S. Vision, Inc.

2.       SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment are stated at cost. Depreciation, which includes assets under capital leases, is computed using the straight-line method. The general range of useful lives is 10 to 30 years for buildings and improvements, and 3 to 10 years for automobiles, machinery and equipment, computer equipment, and furniture and fixtures. Depreciation expense totaled $4,349,000, $3,703,000, and $3,297,000 in fiscal 1999, 1998, and 1997, respectively.

LONG-LIVED ASSETS

Long-lived assets, which principally includes property, plant, and equipment, and goodwill arising from business acquisitions, are amortized on a straight-line basis over the expected period to be benefitted from 15 to 40 years. In accordance with FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company periodically evaluates the realizability of long-lived assets as events or circumstances indicate a possible inability to recover their carrying amounts. Long-lived assets are grouped and evaluated on a per store basis by applying various analyses, including undiscounted cash flows and profitability projections.

ADVERTISING

The Company expenses advertising costs as incurred. Advertising expense was $9,764,000, $8,035,000, and $7,594,000 in fiscal 1999, 1998, and 1997, respectively.

STORE OPENINGS AND CLOSINGS

The noncapital expenditures incurred in opening new stores or remodeling existing stores are expensed as incurred. When a store is closed, the remaining investment in leasehold improvements and the amount estimated to terminate the lease are expensed.

REVENUE RECOGNITION

Revenue is recognized when merchandise is delivered or shipped to the customer.

RECLASSIFICATION

Certain prior-year amounts have been reclassified to conform with the current-year presentation.

                                U.S. Vision, Inc.

2.       SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ACCOUNTING FOR INTERNAL USE SOFTWARE

In March 1998, the AICPA issued Statement of Position (SOP) 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The SOP, which was adopted as of February 1, 1998, requires the capitalization of certain costs incurred in connection with developing or obtaining internal use software. Prior to the adoption of SOP 98-1, the Company capitalized all internal use software related costs except for interest which was expensed as incurred. The effect of adopting the SOP was to increase net income by $730,000 ($0.09 per share diluted) and $528,000 ($0.07 per share diluted) for the year ended January 31, 2000 and 1999, respectively.

3.       INVENTORY

Inventory is as follows (In thousands):

                             JANUARY 31,
                         2000           1999
                         ----           ----
Finished goods         $21,341        $18,782
Work-in-process            870          1,230
Raw materials            1,574          2,806
                       -------        -------
                       $23,785        $22,818
                       =======        =======

4.   PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment is as follows (In thousands):

                                              JANUARY 31,
                                         2000            1999
                                         ----            ----
Land and buildings                      $ 7,303        $ 6,490
Leasehold improvements                   10,242          9,441
Machinery and equipment                  21,460         18,812
Data processing equipment and
   related capitalized costs             15,310         11,247
Furniture and fixtures                   14,684         12,475
                                        -------        -------
                                         68,999         58,465
   Less accumulated depreciation         31,109         26,831
                                        -------        -------
                                        $37,890        $31,634
                                        =======        =======

                                U.S. Vision, Inc.

5.       LONG-TERM DEBT

Long-term debt is as follows (In thousands):

                                                                                              JANUARY 31,
                                                                                         2000             1999
                                                                                         ----             ----
$20,000,000 Revolving Line of Credit which expires on December 31, 2001.
Interest is payable monthly at the lower of prime, as defined, or the thirty day rate for U.S. Treasury Bills plus 250 basis points (6.96% at January 31, 2000).
The revolving line of credit is secured by substantially all the assets of the
Company.                                                                               $14,214           $ 8,324

DRPA Term Loan due February 1, 2010. Requires quarterly payments of $13,322, which includes principal and interest at 2%. Final payment of $702,434 is due on
January 31, 2010. The term loan is secured by the land and building of the
Corporate headquarters.                                                                  1,054             1,078

DRPA Term Loan due February 1, 2010. Requires quarterly payments of $25,313, which includes principal and interest at 2%. Final payment of $1,334,625 is due on January 31, 2010. The term loan is secured by the land and building of the
New Jersey manufacturing facility.                                                       2,004             2,049

DRPA Term Loan due on June 7, 2005. Requires quarterly payments of $33,175, which includes principal and interest at 2%. The term loan is secured by certain
of the equipment located in the New Jersey manufacturing facility.                         660               778

Mortgage loan payable due October 2004. Requires monthly payments of $5,121, which includes principal and interest at 8.5%. Final payment of $413,000 is due on October 2004. The loan is secured by the land and building of the New Jersey
distribution facility.                                                                     516                 -

Note payable to stockholder due July 7, 2001. Requires quarterly payments of
$41,666 plus simple interest based on the prime rate at the first day of each
calendar quarter (8.50% at January 31, 2000).                                              249               416

Other                                                                                    1,324             1,116
                                                                                       -------           -------
                                                                                        20,021            13,761
Less current portion                                                                     1,087               934
                                                                                       -------           -------
                                                                                       $18,934           $12,827
                                                                                       =======           =======

                                U.S. Vision, Inc.

5.       LONG-TERM DEBT (CONTINUED)

The revolving credit agreement contains various financial covenants including maintaining a specified net worth level, current ratio, and a fixed charge ratio. The revolving credit agreement also prohibits the payment of dividends to common stockholders. As of January 31, 2000, the company was not in compliance with the fixed charge ratio, and the bank waived this covenant until January 31, 2001.

The carrying amounts of the Company's borrowings approximate their fair values.

Maturities of long-term debt for each of the next five years and thereafter are as follows (In thousands):

                                  YEAR ENDED JANUARY 31,
                                  ----------------------
                           2001                           $ 1,087
                           2002                            14,664
                           2003                               372
                           2004                               365
                           2005                               723
                           Thereafter                       2,810
                                                          -------
                                                          $20,021
                                                          =======

6.       LEASE COMMITMENTS

Capital lease obligations are machinery and equipment leases which expire on various dates through 2004. Assets under capital leases at January 31, 2000 and 1999, were $3,232,000 and $3,381,000, net of accumulated amortization of $795,000 and $576,000, respectively, and are included as a component of property, plant, and equipment in the consolidated balance sheets.

                                U.S. Vision, Inc.

6.       LEASE COMMITMENTS (CONTINUED)

Future minimum payments required under noncancellable capital leases and operating leases with lease terms in excess of one year as of January 31, 2000, are as follows (In thousands):

                                                               CAPITAL               OPERATING
           YEAR ENDED JANUARY 31,                              LEASES                  LEASES
           ----------------------                              ------                  ------
           2001                                                $  853                  $1,326
           2002                                                   743                     796
           2003                                                   564                     437
           2004                                                   230                     184
           2005                                                   135                      85
           Thereafter                                              -                       58
                                                               ------                  ------
           Total lease payments                                 2,525                  $2,886
                                                                                       ======
           Less amount representing interest                      120
                                                               ------
           Present value of minimum capitalized
               lease payments                                   2,405
           Less current portion                                   646
                                                               ------
           Long-term portion                                   $1,759
                                                               ======

At January 31, 2000, the Company operated 46 of its retail stores under operating leases with varying terms. The leases expire at various dates from fiscal 2000 to fiscal 2006, and many have renewal options for up to five additional years. The leases provide for minimum lease payments and, in many cases, require payment of additional rents if sales exceed stipulated levels. These additional rents are not significant. The leases also require, in most cases, payment of taxes and common area expenses such as maintenance, security, and other expenses.

The Company also operated 640 licensed optical departments under leases with expiration dates ranging from 60-days to 5-years. These leases provide for monthly lease payments calculated as a percentage of sales. Rent expense under these leases was $17,378,000, $15,537,000, and $14,212,000 in fiscal 1999, 1998, and 1997, respectively. Approximately 70% of these leases are with one large national retailer. The Company's master lease provides that only a limited number of the Company's optical centers with this retailer may be closed in any calendar year without cause.

The Company also operates other facilities under operating leases. Rent expense for all operating leases, including those on its retail stores and licensed optical departments described above, was $19,867,000, $18,270,000, and $17,010,000 in fiscal 1999, 1998, and 1997, respectively.

The Company has commitments from Commerce BankLease, a unit of Commerce Bank, N.A., for a $2,000,000 five-year equipment lease financing facility. During fiscal 1999, the Company executed the agreement and leased approximately $922,000 of laboratory equipment, which will be paid for over a period of 60 months. The leased laboratory equipment has been recorded as a capital lease on the consolidated balance sheet.

                                U.S. Vision, Inc.

7.      INCOME TAXES

The components of the income tax provision are as follows (In thousands):

                                  YEAR ENDED JANUARY 31,
                             2000          1999          1998
                             ----          ----          ----
Current provision           $  48         $ 476         $  85
Deferred benefit              (26)         (121)          (85)
                            -----         -----         -----
Income tax provision        $  22         $ 355         $  --
                            =====         =====         =====

Deferred income tax liabilities and assets result from differences in the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements. Significant components of the Company's deferred income taxes are as follows (In thousands):

                                                           YEAR ENDED JANUARY 31,
                                                     2000            1999            1998
                                                     ----            ----            ----
Deferred tax liability:
Depreciation                                       $ 1,962         $ 1,548         $ 1,280
Deferred tax assets:
      Store closing reserves                           171             199             289
      Inventory costs                                1,262             414             483
      Alternative Minimum Tax Credit                   232             206              85
      Other                                            124             170             190
Net operating loss carryover                         5,856           5,730           8,766
                                                   -------         -------         -------
                                                     7,645           6,719           9,813
Valuation allowance for deferred tax assets         (5,451)         (4,965)         (8,448)
                                                   -------         -------         -------
Total deferred tax assets                            2,194           1,754           1,365
                                                   -------         -------         -------
Net deferred tax assets                            $   232         $   206         $    85
                                                   =======         =======         =======

The deferred tax valuation reserve increased by $486,000 and decreased by $3,483,000 for fiscal 1999 and 1998, respectively. The valuation reserve has been established to eliminate the benefit of all net deferred tax assets except for the credit on the Alternative Minimum Tax.

                                U.S. Vision, Inc.

7.       INCOME TAXES (CONTINUED)

A reconciliation of the income tax provision with amounts determined by applying the U.S. Statutory rate to income before income tax is as follows (in thousands):

                                                           YEAR ENDED JANUARY 31,
                                                    2000            1999            1998
                                                    ----            ----            ----
Income tax provision at the statutory rate        $  (611)        $ 2,660         $ 1,810
Amortization of goodwill                               83              54              28
Nontaxable income                                      --              --             (57)
Nondeductible expenses                                121              47              32
Increase (decrease) in deferred tax
      asset valuation reserve                         486          (2,691)         (2,030)
State income tax provision                             76             136              --
Other taxes                                          (133)            149             217
                                                  -------         -------         -------
Income tax provision                              $    22         $   355         $    --
                                                  =======         =======         =======

As of January 31, 2000, the Company had net operating loss carry forwards of approximately $15,400,000 which will begin to expire in the year 2006. Approximately $5,700,000 of these carry forwards are available to offset future taxable income without limitation and approximately $9,700,000 of these carry forwards (the "Restricted NOLs") are significantly limited due to ownership changes. Approximately $780,000 of the Restricted NOLs will become available for use each year through the year 2008. Approximately $3,400,000 of the Restricted NOLs are expected to expire unutilized.

                                U.S. Vision, Inc.

8.       NET INCOME PER SHARE

The following table (In thousands except per share data) presents the calculation of earnings per share for the periods indicated.

                                                            YEAR ENDED JANUARY 31,
                                                     2000            1999           1998
                                                     ----            ----           ----
Net income (loss)                                  $(1,819)        $ 7,469        $ 5,325
Preferred stock dividends                               --              --            217
                                                   -------         -------        -------
Net income available to common stockholders        $(1,819)        $ 7,469        $ 5,108
                                                   -------         -------        -------
Basic average common shares outstanding              7,794           7,780          5,652
Effect of dilutive securities:
      Options                                           --             175            106
                                                   -------         -------        -------
Diluted average common shares outstanding            7,794           7,955          5,758
                                                   -------         -------        -------
Net income per share applicable to common
         stockholders                              $ (0.23)        $  0.96        $  0.90
                                                   =======         =======        =======
Net income per share - assuming dilution
         applicable to common stockholders         $ (0.23)        $  0.94        $  0.89
                                                   =======         =======        =======

Options to purchase shares of common stock have no impact on earnings per share for the year ended January 31, 2000, as their effect was antidilutive.

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

                                U.S. Vision, Inc.

9.       STORE CLOSINGS AND GOODWILL WRITE-OFF (CONTINUED)

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

10.      COMMITMENTS AND CONTINGENCIES

The Company, in the normal course of business, is involved in various legal proceedings. Management of the Company believes that, in all cases, the outcome of such legal proceedings will not have a material effect on the Company's results of operations or financial condition.

11.      ACQUISITIONS

On July 31, 1999, the Company acquired ten licensed optical retail stores located within The Bay and Zeller's full line stores in the Quebec province. On September 20, 1999, the Company acquired all of the assets and inventory of twenty-four licensed optical departments from a regional department store retailer. Both acquisitions were accounted for under the purchase method of accounting. The operating results of these acquisitions are included in the consolidated financial statements since the date of the acquisitions. The total cost of these acquisitions was $1.5 million, and the excess of the purchase price over the fair market value of the acquired assets and liabilities assumed has been recorded as goodwill. The total goodwill recorded on these acquisitions was $1.2 million, which is being amortized on a straight line basis from the respective date of each acquisition. Pro forma results of operations have not been included for these acquisitions as the effect is not material.

On July 7, 1998, the Company acquired nine licensed optical retail stores located within Sears full line stores and two medical center locations. On October 4, 1998, the Company acquired all of the assets and inventory of sixteen licensed optical departments from a department store division of a national retailer. Both acquisitions were accounted for under the purchase method of accounting. The operating results of these acquisitions are included in the consolidated financial statements since the date of the acquisitions. The total cost of these acquisitions was $3.2 million, and the excess of the purchase price over the fair market value of the acquired assets and liabilities assumed has been recorded as goodwill. The total

                                U.S. Vision, Inc.

11.      ACQUISITIONS (CONTINUED)

goodwill recorded on these acquisitions was $2.8 million which is being amortized on a straight line basis from the respective date of each acquisition. Pro forma results of operations have not been included for these acquisitions as the effect is not material.

12.      CLOSURE OF FRAME MANUFACTURING FACILITY

In fiscal 1999 the company's board of directors approved a plan whereby its plastic frame manufacturing facility, located in Florida, will close by June 30, 2000. The company will relocate the importing and distribution of frames, previously manufactured or imported in Florida, to its Glendora, NJ distribution facility. In connection with this plan, the company recorded a charge of $2,835,000, which was comprised of $2,224,000 in write-offs of inventory used solely in the manufacturing process, $161,000 in machinery and equipment, $250,000 in buildings and $200,000 for uncollectible receivables. The write-offs associated with the buildings and machinery and equipment were intended to reduce their carrying costs to their estimated net realizable value. The company also will incur approximately $250,000 in additional payroll costs between February 1 and June 30, 2000, which will be expensed when paid.

13.      SEGMENT INFORMATION

The Company operates exclusively in the business of marketing, distribution, and production of optical products through retail optical stores. On January 31, 2000, the Company operated in 48 states and in Canada. Approximately 66% of the Company's sales were in licensed departments of one retailer for fiscal 1999, 1998 and 1997. Sales in licensed departments of another retailer were approximately 12% for fiscal 1999 and 1998 and 10% for fiscal 1997. A termination of either of these licenses could cause a loss of sales, which would affect operating results adversely.

The Company's sales to customers, operating income and net property, plant and equipment are summarized by geographical areas below. Sales to customers are attributed to the geographical areas based on the point of sale.

                                         UNITED STATES       CANADA        CONSOLIDATED
                                         -------------       ------        ------------
                                                        (In thousands)
YEAR ENDED JANUARY 31, 2000
Sales to customers                        $ 140,463         $ 2,956         $ 143,419
Operating loss                                 (333)           (995)           (1,328)
Property, plant and equipment, net           37,010             880            37,890

YEAR ENDED JANUARY 31, 1999
Sales to customers                          131,491              --           131,491
Operating income                              7,845              --             7,845
Property, plant and equipment, net           31,634              --            31,634

YEAR ENDED JANUARY 31, 1998
Sales to customers                          122,763              --           122,763
Operating income                              7,811              --             7,811

                                U.S. Vision, Inc.

14.      STOCK BASED COMPENSATION PLANS

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

The following table summarizes the Company's stock option activity:

                                                         YEAR ENDED JANUARY 31,
                                      2000                       1999                    1998
                                            Weighted                 Weighted                Weighted
                                            Average                  Average                 Average
                               Number       Exercise      Number     Exercise      Number    Exercise
                               of shares    Price        of shares   Price       of shares   Price
                               ---------    -----        ---------   -----       ---------   -----
Options outstanding at
      beginning of year        1,086,523    $ 8.99        769,523    $  7.75       736,190   $ 7.69
Granted                               --        --        317,000      12.00        33,333     9.00
Exercised                             --        --             --         --            --       --
Forfeited                         76,050    $ 7.69             --         --            --       --
                              --------------------      ---------------------    -------------------
Options outstanding
      at end of year           1,010,473    $ 9.09      1,086,523    $  8.99       769,523   $ 7.75
                              ====================      =====================       ================
Exercisable at end of year       851,973    $ 8.54         832,440   $  8.14       736,858   $ 7.71
Available for future grants      419,385                   343,335                 660,335

                                U.S. Vision, Inc.

14.      STOCK BASED COMPENSATION PLANS (CONTINUED)

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. If the Company had recognized compensation costs based upon the fair value of the stock options at the date of the grant, as prescribed by FAS 123, the Company's pro forma net loss and net loss per share would have been $2.3 million and $0.29, respectively, for the year ended January 31, 2000 and pro forma net income and pro forma net income per share would have been $6.7 million and $0.85, respectively, for the fiscal year ended January 31, 1999. The effect of applying Statement 123's fair value method to the Company's stock-based awards results in pro forma net income per share that are not different from amounts reported for the fiscal year ended January 31, 1998.

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

15.      EMPLOYEE BENEFIT PLAN

The Company implemented an employee savings plan (the "plan") during fiscal 1995 pursuant to Section 401(k) of the Internal Revenue Code. All employees who have been credited with at least 250 hours of service within three consecutive months are eligible to participate in the plan. Employees may elect to contribute to the plan through payroll deductions in an amount not to exceed the amount permitted under the Internal Revenue Code. The Company has the discretion to make matching contributions on behalf of the participants. Employees are fully vested in their contributions. Company contributions vest at a rate of 20% on each participant's anniversary date in the plan provided that the participant has completed 1,000 hours of service with the Company as of such date. During fiscal 1999, 1998 and 1997, the Company contributed $135,000, $104,000 and $98,000, respectively to the plan.

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

* Previously filed as an exhibit to the Form S-1 (Reg. No. 333-35819) filed with the Commission on September 17, 1997.

** Previously filed as an exhibit to Amendment No. 1 to the Form S-1 (Reg. No. 333-35819) filed with the Commission on October 29, 1997.

*** Previously filed as an exhibit to the company's Form 10-K for the fiscal year ended January 31, 1998, filed with the Securities and Exchange Commission on April 30, 1999.

+        Filed herewith.