Form 10-Q
period 2000-04-30
U S VISION INC
filed 2000-06-13
CIK 1045639

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        --------------------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2000.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of June 1, 2000 there were 7,793,807 shares of the registrant's common stock outstanding.

                                U.S. VISION, INC.
                                TABLE OF CONTENTS

                                                                                                        Page
                                                                                                       Number
                                                                                                       ------
PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Condensed Consolidated Balance Sheets (Unaudited)
                 April 30, 2000 and January 31, 2000 ...............................................    1

                 Condensed Consolidated Statements of Income (Unaudited)
                 Three Months Ended April 30, 2000 and 1999.........................................    2

                 Condensed  Consolidated Statements of Cash Flows (Unaudited)
                 Three Months Ended April 30, 2000 and 1999.........................................    3

                 Notes to Condensed Consolidated Financial Statements (Unaudited)...................    4

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations......................................    6


PART II. OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K...................................................    9

SIGNATURES       ...................................................................................   10

PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS


                                U.S. VISION, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)


                                                                     April 30,     January 31,
                                                                       2000            2000
                                                                     ---------     -----------
ASSETS
Current assets:
       Cash                                                        $     624        $     454
       Accounts receivable                                            11,257           12,006
       Inventory                                                      22,537           23,785
       Prepaid expenses and other                                        742              542
                                                                   ---------        ---------
Total current assets                                                  35,160           36,787
Property, plant, and equipment, net                                   38,750           37,890
Goodwill, net of accumulated amortization of $955 and
   $868, respectively                                                  6,618            6,705
Other                                                                  1,516            1,651
                                                                   ---------        ---------
Total assets                                                       $  82,044        $  83,033
                                                                   =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable--trade                                       $   8,488        $  10,094
     Accrued expenses                                                  5,367            5,834
     Current portion of obligations under capital lease                  716              646
     Current portion of long-term debt                                   889            1,087
                                                                   ---------        ---------
Total current liabilities                                             15,460           17,661
Obligations under capital lease                                        2,080            1,759
Long-term debt, less current portion                                  17,480           18,934
Other long-term liabilities                                               28               28
Stockholders' equity:
     Common stock, $0.01 par value:
      Authorized shares--15,000,000, issued and outstanding
      shares--7,793,807                                                   78               78
     Additional paid-in capital                                      115,766          115,766
     Accumulated deficit                                             (68,848)         (71,193)
                                                                   ---------        ---------
Total stockholders' equity                                            46,996           44,651
                                                                   ---------        ---------
Total liabilities and stockholders' equity                         $  82,044        $  83,033
                                                                   =========        =========


     See accompanying notes to condensed consolidated financial statements.

                               U.S. VISION, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)


                                                           Three Months Ended
                                                                April 30,
                                                         -----------------------
                                                           2000            1999
                                                         -------         -------
Net sales                                                $41,894         $37,841
Cost of sales                                             12,854          11,661
                                                         -------         -------
Gross profit                                              29,040          26,180

Operating expenses:
    Selling, general, and administrative
       expenses                                           25,063          21,901
    Depreciation and amortization                          1,358           1,348
                                                         -------         -------
                                                          26,421          23,249
                                                         -------         -------

Operating income                                           2,619           2,931
Interest expense, net                                        149              97
                                                         -------         -------

Income before income tax provision                         2,470           2,834
Income tax provision                                         125             564
                                                         -------         -------
Net income                                               $ 2,345         $ 2,270
                                                         =======         =======
Net income per share                                     $  0.30         $  0.29
                                                         =======         =======
Net income per share - assuming dilution                 $  0.30         $  0.29
                                                         =======         =======


     See accompanying notes to condensed consolidated financial statements.

                                U.S. VISION, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                             (Dollars in thousands)
                                   (Unaudited)


                                                                Three Months Ended
                                                                     April 30,
                                                               2000            1999
                                                               ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                   $  2,345        $  2,270
Adjustments to reconcile net income to net cash
provided by operating activities:
   Depreciation and amortization                                1,358           1,348
   Changes in operating assets and liabilities:
     Accounts receivable                                          749          (1,323)
     Inventory                                                  1,248          (1,151)
     Other                                                       (200)           (164)
     Accounts payable - trade                                  (1,606)          2,104
     Accrued expenses                                            (338)           (767)
                                                             --------        --------
Net cash provided by operating activities                       3,556           2,317

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment, net               (1,772)         (2,946)
                                                             --------        --------
Net cash used in investing activities                          (1,772)         (2,946)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings:
   Revolving line of credit                                    19,944          16,281
   Other                                                          300              --
Repayments of borrowings:
   Revolving line of credit                                   (21,325)        (15,175)
   Term loans                                                    (101)            (71)
   Other                                                         (432)           (368)
                                                             --------        --------
   Net cash provided by (used in) financing activities         (1,614)            667
                                                             --------        --------
Net increase in cash                                              170              38
Cash at beginning of period                                       454             693
                                                             --------        --------
Cash at end of period                                        $    624        $    731
                                                             ========        ========


     See accompanying notes to condensed consolidated financial statements.

                                U.S. VISION, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of U.S. Vision, Inc. and its wholly owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the company's audited consolidated financial statements and notes which are included in the company's annual report on Form 10-K for the fiscal year ended January 31, 2000. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. Operating results for the interim period are not necessarily indicative of results that may be expected for the fiscal year ending January 31, 2001.

2. USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3. INVENTORY

         Inventory is as follows (in thousands):

                                                   April 30,    January 31,
                                                     2000           2000
                                                   -------        -------
Finished goods                                     $20,089        $21,341

Work-in-process                                      1,042            870

Raw materials                                        1,406          1,574
                                                   -------        -------
                                                   $22,537        $23,785
                                                   =======        =======



4. INCOME TAXES

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

                                U.S. VISION, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


5. NET INCOME PER SHARE

         The following table (in thousands except per share data) presents the calculation of earnings per share for the periods indicated.


                                                          Quarter ended April 30,
                                                            2000           1999
                                                            ----           ----
Net income                                                 $2,345         $2,270
                                                           ======         ======

Basic average common shares outstanding                     7,794          7,794

Effect of dilutive securities:

     Options                                                   --             --
                                                           ------         ------

Diluted average common shares outstanding                   7,794          7,794
                                                           ------         ------

Net income per share                                       $ 0.30         $ 0.29

Net income per share - assuming dilution                   $ 0.30         $ 0.29


         Options to purchase additional shares of common stock have no impact on earnings per share for the quarters ended April 30, 2000 and 1999 as their effect was antidilutive.


6. CLOSURE OF FRAME MANUFACTURING FACILITY

         In fiscal 1999 the company's board of directors approved a plan whereby its plastic frame manufacturing facility, located in Florida, will close by June 30, 2000. The company will relocate the importing and distribution of frames, previously manufactured or imported in Florida, to its Glendora, NJ distribution facility. In connection with this plan, the company recorded a charge of $2,835,000, which was comprised of $2,224,000 in write-offs of inventory used solely in the manufacturing process, $161,000 in machinery and equipment, $250,000 in buildings and $200,000 for uncollectible receivables. The write-offs associated with the buildings, machinery and equipment were intended to reduce their carrying costs to their estimated net realizable value. The company also will incur approximately $250,000 in additional payroll costs between February 1 and June 30, 2000, which will be expensed when paid.

                                U.S. VISION, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following table sets forth selected statement of operations data expressed as a percentage of net sales for the periods indicated:


                                                      Three Months Ended
                                                            April 30,
                                                      --------------------
                                                      2000            1999
                                                      ----            ----
Net sales                                            100.0%          100.0%
Cost of sales                                         30.7            30.8
                                                    ------          ------
     Gross profit                                     69.3            69.2
Operating expenses:
     Selling, general and administrative              59.8            57.9
     Depreciation and amortization                     3.2             3.6
                                                    ------          ------
Operating income                                       6.3             7.7
Interest expense, net                                  0.4             0.2
                                                    ------          ------
Income before income tax provision                     5.9             7.5
Income tax provision                                   0.3             1.5
                                                    ------          ------
Net income                                             5.6%            6.0%
                                                    ======          ======


THREE MONTHS ENDED APRIL 30, 2000 COMPARED TO THREE MONTHS ENDED APRIL 30, 1999

         Net sales increased $4.1 million, or 10.7%, from $37.8 million for the three months ended April 30, 1999 to $41.9 million for the three months ended April 30, 2000. A 5.8% increase in comparable- store sales accounted for $2.1 million of the increase in net sales. New store openings, net of store closings, accounted for the remaining $2.0 million of the increase. The increase in comparable store sales was primarily the result of an increase in the number of eyeglasses sold which was driven by promotional and discounting activity offset by lower host store traffic.

        Cost of sales, as a percentage of net sales, remained relatively constant at 30.7% for the three months ended April 30, 2000.

        Selling, general and administrative expenses, as a percentage of net sales, increased from 57.9% for the three months ended April 30, 1999 to 59.8% for the three months ended April 30, 2000. The increase was principally due to an increase in expenses associated with new store openings since January 1999, as new stores have a lower average sales volume than mature stores, and an overall increase in base salary rates as a result of the competitive labor market due to low unemployment.

                                U.S. VISION, INC.


        Interest expense, net increased by $52,000 from $97,000 for the three months ended April 30, 1999 to $149,000 for the three months ended April 30, 2000. The increase was principally due to increased borrowings on our line of credit. See "Liquidity and Capital Resources."

LIQUIDITY AND CAPITAL RESOURCES

        The company's primary source of cash for the first three months of fiscal 2000 was from operations. Cash and working capital at April 30, 2000 were $624,000 and $19.7 million, respectively, compared to $454,000 and $19.1 million, respectively, at January 31, 2000.

        For the three months ended April 30, 2000, cash provided by operating activities was $3.5 million compared to cash provided by operating activities of $2.3 million for the three months ended April 30, 1999. The $1.2 million increase resulted from favorable changes in the collection of accounts receivable and reducing and controlling inventory levels, offset by a decrease in accounts payable.

        Due to the company's strategic plan to reduce store expansion, cash used in investing activities in the first three months of fiscal 2000 was $1.8 million compared to $2.9 million in the first three months of fiscal 1999. Capital expenditures during the first three months of fiscal 2000 of $1.8 million were primarily for new store openings, new laboratory equipment and development work on the company's integrated management information system.

         The company's principal external source of liquidity is its $20.0 million revolving line of credit with Commerce Bank, N.A. The revolving line of credit facility bears interest at the lower of the prime rate as published in the Wall Street Journal or the thirty (30) day rate for United States Treasury Bills plus 250 basis points, which was 8.28% as of April 30, 2000, and matures in December 2001. As of April 30, 2000, the company had $12.8 million outstanding under its revolving line of credit and $7.2 million of availability. The loan agreement prohibits the payment of dividends to stockholders and the company must maintain certain financial ratios including a specified net worth level, current ratio, and a fixed charge ratio. As of January 31, 2000, the company was not in compliance with the fixed charge ratio, but received a waiver on this covenant violation until January 31, 2001. We do not believe that the financial covenants set forth in our revolving line of credit will have an adverse impact on our operations or future plans.

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

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

        The company occasionally makes forward-looking statements concerning its plans, goals, product and service offerings, store openings and closings and anticipated financial performance. These forward- looking statements may generally be identified by introductions such as "outlook" for an upcoming period of time, or words and phrases such as "should", "expect", "hope" , "plans", "projected", "believes", "forward-looking" (or variants of those words and phrases) or similar language indicating the expression of an opinion or view concerning the future.

                                U.S. VISION, INC.


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

         10.10**      Form of Indemnification Agreement

         10.11**      Stockholders' Agreement

         10.12**      Form of Sears Lease

         10.13**      Commerce Bank Mortgages and Schedules

         10.14**      DRPA Loan Documentation

         27+          Financial Data Schedule
         -------
         *            Previously filed as an exhibit to the Form S-1 (Reg. No.
                      333-35819) filed with the Commission on September 17, 1997.

         **           Previously filed as an exhibit to Amendment No. 1 to the Form
                      S-1 (Reg. No. 333- 35819) filed with the Commission on October
                      29, 1997.

         ***          Previously filed as an exhibit to the company's Form 10-K for the fiscal year ended January 31, 1998, which was filed with the Securities and Exchange Commission on April 30, 1999.

         +            Filed herewith.


         B. REPORTS ON FORM 8-K

         No reports on Form 8-K were filed by the company during the three (3) months ended April 30, 2000.

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


                               U.S. VISION, INC.
                               --------------------------------------------
                               (Registrant)


June 13, 2000                  /s/Kathy G. Cullen
                               --------------------------------------------
                               Kathy G. Cullen, Chief Financial Officer
                               (Principal Financial and Accounting Officer)

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

10.14**    DRPA Loan Documentation

27+        Financial Data Schedule

-------------

* Previously filed as an exhibit to the Form S-1 (Reg. No. 333-35819) filed with the Commission on September 17, 1997.

**         Previously filed as an exhibit to Amendment No. 1 to the Form S-1 (Reg.
           No. 333- 35819) filed with the Commission on October 29, 1997.

*** Previously filed as an exhibit to the company's Form 10-K for the fiscal year ended January 31, 1998, which was filed with the Securities and Exchange Commission on April 30, 1999.

+          Filed herewith.