Form 10-Q
period 2000-07-31
U S VISION INC
filed 2000-09-13
CIK 1045639

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        --------------------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2000.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________________ to ________________.


                         Commission File Number: 0-23397
                                                 -------

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


                                 (856) 228-1000
                                 --------------

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

As of September 1, 2000 there were 7,793,807 shares of the registrant's common stock outstanding.

                                U.S. VISION, INC.
                                TABLE OF CONTENTS


                                                                           Page
                                                                          Number
                                                                          ------

PART I.  FINANCIAL INFORMATION

     Item 1.    Financial Statements

                Condensed Consolidated Balance Sheets (Unaudited)
                July 31, 2000 and January 31, 2000 ............................1

                Condensed Consolidated Statements of Income (Unaudited)
                Three and Six Months Ended July 31, 2000 and 1999..............2

                Condensed  Consolidated Statements of Cash Flows (Unaudited)
                Six Months Ended July 31, 2000 and 1999........................3

                Notes to Condensed Consolidated Financial Statements
                (Unaudited)....................................................4

     Item 2.    Management's Discussion and Analysis of
                Financial Condition and Results of Operations..................6


PART II. OTHER INFORMATION

     Item 4.    Submission of Matters to a Vote of Security Holders............9

     Item 6.    Exhibits and Reports on Form 8-K..............................10


SIGNATURES      ..............................................................11

PART I.  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                                U.S. VISION, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)


                                                                   July 31,   January 31,
                                                                     2000         2000
                                                                  ----------------------
ASSETS

Current assets:
  Cash                                                            $    251      $    454
  Accounts receivable                                               10,828        12,006
  Inventory                                                         22,633        23,785
  Prepaid expenses and other                                           931           542
                                                                  ----------------------
Total current assets                                                34,643        36,787
Property, plant, and equipment, net                                 39,466        37,890
Goodwill, net of accumulated amortization of $1,042 and $868,
  respectively                                                       6,531         6,705
Other                                                                1,368         1,651
                                                                  ----------------------
                                                                  $ 82,008      $ 83,033
                                                                  ======================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable--trade                                         $  9,217      $ 10,094
  Accrued expenses                                                   5,363         5,834
  Current portion of obligations under capital lease                   718           646
  Current portion of long-term debt                                    720         1,087
                                                                  ----------------------
Total current liabilities                                           16,018        17,661
Obligations under capital lease, less current portion                1,931         1,759
Long-term debt, less current portion                                16,069        18,962
Stockholders' equity:
  Common stock, $0.01 par value:
    Authorized shares--15,000,000, issued and outstanding
      shares--7,793,807                                                 78            78
  Additional paid-in capital                                       115,766       115,766
  Accumulated deficit                                              (67,854)      (71,193)
                                                                  ----------------------
Total stockholders' equity                                          47,990        44,651
                                                                  ----------------------
                                                                  $ 82,008      $ 83,033
                                                                  ======================

     See accompanying notes to condensed consolidated financial statements.

                                U.S. VISION, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)


                                              Three Months Ended      Six Months Ended
                                                    July 31,               July 31,
                                              -------------------------------------------
                                                2000       1999        2000        1999
                                              -------------------------------------------

Net sales                                     $36,771     $35,601     $78,665     $73,442
Cost of sales                                  11,161      10,820      24,015      22,481
                                              -------------------------------------------
Gross profit                                   25,610      24,781      54,650      50,961

Operating expenses:
   Selling, general, and administrative
       expenses                                23,326      21,947      48,389      43,848
   Depreciation and amortization                1,135       1,399       2,493       2,747
                                              -------------------------------------------
                                               24,461      23,346      50,882      46,595
                                              -------------------------------------------

Operating income                                1,149       1,435       3,768       4,366
Interest expense, net                              98          91         247         188
                                              -------------------------------------------

Income before income tax provision              1,051       1,344       3,521       4,178
Income tax provision                               57         164         182         728
                                              -------------------------------------------
Net income                                    $   994     $ 1,180     $ 3,339     $ 3,450
                                              ===========================================
Net income per share                          $  0.13     $  0.15     $  0.43     $  0.44
                                              ===========================================
Net income per share - assuming dilution      $  0.13     $  0.15     $  0.43     $  0.44
                                              ===========================================

     See accompanying notes to condensed consolidated financial statements.

                                U.S. VISION, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                             (Dollars in thousands)
                                   (Unaudited)

                                                              Six Months Ended
                                                                  July 31,
                                                              2000         1999
                                                           ----------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                 $  3,339      $  3,450
Adjustments to reconcile net income to net cash
provided by operating activities:
   Depreciation and amortization                              2,493         2,747
   Changes in operating assets and liabilities:
     Accounts receivable                                      1,178        (2,061)
     Inventory                                                1,152        (2,519)
     Other                                                     (116)         (351)
     Accounts payable - trade                                  (877)        2,626
     Accrued expenses                                          (471)         (747)
                                                           ----------------------
Net cash provided by operating activities                     6,698         3,145

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment, net             (3,400)       (5,573)
                                                           ----------------------
Net cash used in investing activities                        (3,400)       (5,573)


CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings:
   Revolving line of credit                                  36,091        31,697
   Other                                                        300           106
Repayments of borrowings:
   Revolving line of credit                                 (38,846)      (28,350)
   Term loans                                                  (203)         (165)
   Other                                                       (843)         (712)
                                                           ----------------------
   Net cash provided by (used in) financing activities       (3,501)        2,576
                                                           ----------------------
Net increase (decrease) in cash                                (203)          148
Cash at beginning of period                                     454           693
                                                           ----------------------
Cash at end of period                                      $    251      $    841
                                                           ======================

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

3.       INVENTORY

         Inventory is as follows (in thousands):


                                          July 31,  January 31,
                                            2000        2000
                                          -------------------

Finished goods                            $22,633     $22,915

Work-in-process                                 0         870
                                          -------------------
                                          $22,633     $23,785
                                          ====================

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

                                U.S. VISION, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


5.       NET INCOME PER SHARE

         The following table (in thousands except per share data) presents the calculation of earnings per share for the periods indicated.

                                             Three Months Ended     Six Months Ended
                                                   July 31,              July 31,
                                              -----------------     -----------------
                                               2000       1999       2000       1999
                                              -----------------     -----------------
Net income                                    $  994     $1,180     $3,339     $3,450
                                              =================     =================
Basic average common shares outstanding        7,794      7,794      7,794      7,794

Effect of dilutive securities:

     Options                                      --         --         --         --
                                              -----------------     -----------------
Diluted average common shares outstanding      7,794      7,794      7,794      7,794
                                              -----------------     -----------------
Net income per share                          $ 0.13     $ 0.15     $ 0.43     $ 0.44

Net income per share - assuming dilution      $ 0.13     $ 0.15     $ 0.43     $ 0.44

         Options to purchase additional shares of common stock have no impact on earnings per share for the three months and six months ended July 31, 2000 and 1999 as their effect was antidilutive.

6.       CLOSURE OF FRAME MANUFACTURING FACILITY

         In fiscal 1999 the company's board of directors approved a plan to close its plastic frame manufacturing facility, located in Florida. The company has relocated the importing and distribution of frames, previously manufactured or imported in Florida, to its Glendora, NJ distribution facility. In connection with this plan, the company recorded a charge of $2,835,000 in the fourth quarter of fiscal 1999, which was comprised of $2,224,000 in write-offs of inventory used solely in the manufacturing process, $161,000 in machinery and equipment, $250,000 in buildings and $200,000 for uncollectible receivables. The write-offs associated with the buildings, machinery and equipment were intended to reduce their carrying costs to their estimated net realizable value. The company also incurred approximately $210,000 in additional payroll costs between February 1 and July 31, 2000, which was expensed when paid.

                               U.S. VISION, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following table sets forth selected statement of operations data expressed as a percentage of net sales for the periods indicated:

                                              Three Months Ended     Six Months Ended
                                                    July 31,             July 31,
                                               ----------------      ----------------
                                                2000      1999        2000       1999
                                               -----      -----      -----      -----
Net sales                                      100.0%     100.0%     100.0%     100.0%
Cost of sales                                   30.4       30.4       30.5       30.6
                                               -----      -----      -----      -----
     Gross profit                               69.6       69.6       69.5       69.4
Operating expenses:
     Selling, general and administrative        63.4       61.7       61.5       59.7
     Depreciation and amortization               3.1        3.9        3.2        3.7
                                               -----      -----      -----      -----
Operating income                                 3.1        4.0        4.8        6.0
Interest expense, net                            0.2        0.2        0.3        0.3
                                               -----      -----      -----      -----
Income before income tax provision               2.9        3.8        4.5        5.7
Income tax provision                             0.2        0.5        0.2        1.0
                                               -----      -----      -----      -----
Net income                                       2.7%       3.3%       4.3%       4.7%
                                               =====      =====      =====      =====

THREE MONTHS ENDED JULY 31, 2000 COMPARED TO THREE MONTHS ENDED JULY 31, 1999

         Net sales increased $1.2 million, or 3.3%, from $35.6 million for the three months ended July 31, 1999 to $36.8 million for the three months ended July 31, 2000. A 2.2% increase in comparable-store sales accounted for $0.8 million of the increase in net sales. New store openings, net of store closings, accounted for the remaining $0.4 million of the increase. The increase in comparable store sales was primarily the result of an increase in the number of eyeglasses sold, which was driven by promotional and discounting activity.

         Cost of sales, as a percentage of net sales, remained constant at 30.4% for the three months ended July 31, 2000.

         Selling, general and administrative expenses, as a percentage of net sales, increased by 1.7% from 61.7% for the three months ended July 31, 1999 to 63.4% for the three months ended July 31, 2000. The increase was principally due to greater expenses associated with the large number of new store openings since July 1999, as new stores have a lower average sales volume than mature stores. The increase was also attributable to an overall increase in base salary rates as a result of the competitive labor market due to low unemployment.

SIX MONTHS ENDED JULY 31, 2000 COMPARED TO SIX MONTHS ENDED JULY 31, 1999

         Net sales increased $5.3 million, or 7.1%, from $73.4 million for the six months ended July 31, 1999 to $78.7 million for the six months ended July 31, 2000. The increase in net sales was attributable to a 4.0% increase in comparable-store sales during the six months ended July 31, 2000 compared to the

                               U.S. VISION, INC.

same period last year. The increase was also a result of additional sales generated by the 78 new stores opened by the company during the past twelve months.

         Cost of sales, as a percentage of net sales, remained relatively constant at 30.5% for the six months ended July 31, 2000, which is a 0.1% decrease from the six months ended July 31, 1999.

         Selling, general and administrative expenses, as a percentage of net sales, increased by 1.8% from 59.7% for the six months ended July 31, 1999 to 61.5% for the six months ended July 31, 2000. The increase was principally due to greater expenses associated with the large number of new store openings since July 1999, as new stores have a lower average sales volume than mature stores. The increase was also attributable to an overall increase in base salary rates as a result of the competitive labor market due to low unemployment.

LIQUIDITY AND CAPITAL RESOURCES

         The company's primary source of cash for the first six months of fiscal 2000 was from operations. Cash and working capital at July 31, 2000 were $251,000 and $18.6 million, respectively, compared to $454,000 and $19.1 million, respectively, at January 31, 2000.

         For the six months ended July 31, 2000, cash provided by operating activities was $6.7 million compared to $3.1 million for the six months ended July 31, 1999. The $3.6 million increase resulted from favorable changes in the collection of accounts receivable and reducing and controlling inventory levels, offset by a decrease in accounts payable.

         Due to the company's strategic plan to reduce store expansion, cash used in investing activities in the first six months of fiscal 2000 was $3.4 million compared to $5.6 million in the first six months of fiscal 1999. Capital expenditures during the first six months of fiscal 2000 of $3.4 million were primarily for new store openings, new laboratory equipment and development work on the company's integrated management information system.

         The company's principal external source of liquidity is its $20.0 million revolving line of credit with Commerce Bank, N.A. The revolving line of credit facility bears interest at the lower of the prime rate as published in the Wall Street Journal or the thirty (30) day rate for United States Treasury Bills plus 250 basis points, which was 7.92% as of July 31, 2000, and matures in December 2001. As of July 31, 2000, the company had $11.5 million outstanding under its revolving line of credit and $8.5 million of availability. The loan agreement prohibits the payment of dividends to stockholders and the company must maintain certain financial ratios including a specified net worth level, current ratio, and a fixed charge ratio. As of January 31, 2000, the company was not in compliance with the fixed charge ratio, but received a waiver on this covenant violation until January 31, 2001. We do not believe that the financial covenants set forth in our revolving line of credit will have an adverse impact on our operations or future plans.

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

                               U.S. VISION, INC.

PART II.  OTHER INFORMATION



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS



         As contemplated in the company's Proxy Statement which was mailed to stockholders beginning on May 19, 2000, the company's stockholders elected William A. Schwartz, Jr., Dennis J. Shaughnessy, J. Roger Sullivan, Jr., Richard
K. McDonald, G. Kenneth Macrae and Peter M. Troup as directors of the company, each to serve until the annual meeting of stockholders to be held in 2001. The company's stockholders also considered proposals to (a) adopt the 2000 Director Compensation Plan, (b) increase the number of authorized shares under the Employee Stock Option Plan, and (c) ratify the selection of Ernst & Young LLP as the independent auditor of the company for the fiscal year ending January 31, 2001.

         Each of the foregoing proposals were approved at the company's annual meeting of stockholders on June 22, 2000. Each Board nominee received the number of votes indicated below.

                                         No. of Votes Cast   No. of Votes Cast
             Nominee                        For Election    Against or Withheld
             -------                     -----------------  -------------------

          William A. Schwartz, Jr.               5,674,889           399,816
          Dennis J. Shaughnessy                  5,675,089           399,616
          J. Roger Sullivan, Jr.                 5,675,089           399,616
          Richard K. McDonald                    5,675,089           399,616
          G. Kenneth Macrae                      5,674,689           400,016
          Peter M. Troup                         5,674,689           400,016

         With respect to the adoption of the company's 2000 Director Compensation Plan, the votes cast for, against or withheld were as follows:

                  Votes For                            4,205,188
                  Votes Against or Withheld              546,570

         With respect to the approval of the proposal to amend the company's Stock Option Plan, the votes cast for, against or withheld were as follows:

                  Votes For                            4,237,597
                  Votes Against or Withheld              514,181

         With respect to the approval of the proposal to ratify the selection of Ernst & Young LLP, the votes cast for, against or withheld were as follows:

                  Votes For                            6,031,280
                  Votes Against or Withheld               43,425

                               U.S. VISION, INC.

 ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K


     A.     EXHIBITS

            The following exhibits are filed as a part of this report:

            Exhibit
            Number         Exhibit
            -------        -------
            3.1*           Restated Certificate of Incorporation of the Company
            3.2*           Bylaws of the Company
            10.1*          Loan and Security Agreement between the Company and
                           Commerce Bank, as amended
            10.2*          Stock Option Plan, including form of Stock Option
                           Agreement
            10.3**         Subordinated Note Purchase Agreement
            10.4**         Amendment to Subordinated Note Purchase Agreement
            10.5**         J.C. Penney License Agreement
            10.6**         Vision Care Agreement
            10.7***        Employment Agreement for William A. Schwartz, Jr.
            10.8***        Form of Employment Severance Agreement
            10.9**         Form of Non-Statutory Option Agreement
            10.10**        Form of Indemnification Agreement
            10.11**        Stockholders' Agreement
            10.12**        Form of Sears Lease
            10.13**        Commerce Bank Mortgages and Schedules
            10.14**        DRPA Loan Documentation
            10.15+         Form of Warrant
            27+            Financial Data Schedule

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

            +              Filed herewith.

     B.    REPORTS ON FORM 8-K

           No reports on Form 8-K were filed by the company during the three (3) months ended July 31, 2000.

                               U.S. VISION, INC.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                U.S. VISION, INC.
                                -----------------------------------------
                                (Registrant)


September 13, 2000              /s/ Kathy G. Cullen
                                -----------------------------------------
                                Kathy G. Cullen, Chief Financial Officer
                                (Principal Financial and Accounting Officer)

                                U.S. VISION, INC.

                                  EXHIBIT INDEX


                  Exhibit
                  Number       Exhibit
                  -------      -------
                  3.1*         Restated Certificate of Incorporation of the
                               Company
                  3.2*         Bylaws of the Company
                  10.1*        Loan and Security Agreement between the Company
                               and Commerce Bank, as amended
                  10.2*        Stock Option Plan, including form of Stock Option
                               Agreement
                  10.3**       Subordinated Note Purchase Agreement
                  10.4**       Amendment to Subordinated Note Purchase Agreement
                  10.5**       J.C. Penney License Agreement
                  10.6**       Vision Care Agreement
                  10.7***      Employment Agreement for William A. Schwartz, Jr.
                  10.8***      Form of Employment Severance Agreement
                  10.9**       Form of Non-Statutory Option Agreement
                  10.10**      Form of Indemnification Agreement
                  10.11**      Stockholders' Agreement
                  10.12**      Form of Sears Lease
                  10.13**      Commerce Bank Mortgages and Schedules
                  10.14**      DRPA Loan Documentation
                  10.15+       Form of Warrant
                  27+          Financial Data Schedule

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