Form 10-Q
period 2000-10-31
U S VISION INC
filed 2000-12-14
CIK 1045639

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        --------------------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2000.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes /X/   No  / /


As of December 14, 2000 there were 7,793,807 shares of the registrant's common stock outstanding.

                                U.S. VISION, INC.
                                TABLE OF CONTENTS

                                                                                                           Page
                                                                                                          Number
                                                                                                          -------
PART I.       FINANCIAL INFORMATION

         Item 1.    Financial Statements

                    Condensed Consolidated Balance Sheets (Unaudited)
                    October 31, 2000 and January 31, 2000 .............................................      1

                    Condensed Consolidated Statements of Income (Unaudited)
                    Three and Nine Months Ended October 31, 2000 and 1999..............................      2

                    Condensed Consolidated Statements of Cash Flow (Unaudited)
                    Nine Months Ended October 31, 2000 and 1999........................................      3

                    Notes to Condensed Consolidated Financial Statements (Unaudited)...................      4

         Item 2.    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations......................................      6


PART II.      OTHER INFORMATION

         Item 6.    Exhibits and Reports on Form 8-K...................................................      9


SIGNATURES          ...................................................................................     10

PART I.  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                                U.S. VISION, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)


                                                               October 31,    January 31,
                                                                 2000           2000
                                                               ---------      ---------
ASSETS

Current assets:
       Cash                                                    $     464      $     454
       Accounts receivable                                        11,433         12,006
       Inventory--finished goods                                  22,091         23,785
       Prepaid expenses and other                                  1,147            542
                                                               ---------      ---------
Total current assets                                              35,135         36,787
Property, plant, and equipment, net                               40,044         37,890
Goodwill, net of accumulated amortization of $1,129 and
       $868, respectively                                          6,444          6,705
Other                                                              1,064          1,651
                                                               ---------      ---------
                                                               $  82,687      $  83,033
                                                               =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Accounts payable--trade                                 $   7,708      $  10,094
       Accrued expenses                                            5,198          5,834
       Current portion of obligations under capital lease            731            646
       Current portion of long-term debt                             553          1,087
                                                               ---------      ---------
Total current liabilities                                         14,190         17,661
Obligations under capital lease, less current portion              1,777          1,759
Long-term debt, less current portion                              17,372         18,962
Stockholders' equity:
       Common stock, $0.01 par value:
           Authorized shares--15,000,000, issued and
           outstanding shares--7,793,807                              78             78
       Additional paid-in capital                                115,766        115,766
       Accumulated deficit                                       (66,496)       (71,193)
                                                               ---------      ---------
Total stockholders' equity                                        49,348         44,651
                                                               ---------      ---------
                                                               $  82,687      $  83,033
                                                               =========      =========


     See accompanying notes to condensed consolidated financial statements.

                               U.S. VISION, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in thousands, except per share amounts)
                                  (Unaudited)


                                              Three Months Ended         Nine Months Ended
                                                  October 31,               October 31,
                                             ---------------------      ---------------------
                                              2000         1999          2000         1999
                                             --------     --------      --------     --------

Net sales                                    $ 37,395     $ 36,223      $116,060     $109,665
Cost of sales                                  11,143       11,219        35,158       33,700
                                             --------     --------      --------     --------
Gross profit                                   26,252       25,004        80,902       75,965

Operating expenses:
   Selling, general, and administrative
       expenses                                23,633       23,760        72,022       67,608
   Depreciation and amortization                1,135        1,074         3,628        3,821
                                             --------     --------      --------     --------
                                               24,768       24,834        75,650       71,429
                                             --------     --------      --------     --------

Operating income                                1,484          170         5,252        4,536
Interest expense, net                              91          111           338          299
                                             --------     --------      --------     --------

Income before income tax provision              1,393           59         4,914        4,237
Income tax provision (benefit)                     35         (429)          217          299
                                             --------     --------      --------     --------
Net income                                   $  1,358     $    488      $  4,697     $  3,938
                                             ========     ========      ========     ========
Net income per share                         $   0.17     $   0.06      $   0.60     $   0.51
                                             ========     ========      ========     ========
Net income per share - assuming dilution     $   0.17     $   0.06      $   0.60     $   0.51
                                             ========     ========      ========     ========



     See accompanying notes to condensed consolidated financial statements.

                               U.S. VISION, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                             (Dollars in thousands)
                                   (Unaudited)

                                                                     Nine Months Ended
                                                                        October 31,
                                                                     2000          1999
                                                                    --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                          $  4,697      $  3,938
Adjustments to reconcile net income to net cash
provided by operating activities:
   Depreciation and amortization                                       3,628         3,821
   Changes in operating assets and liabilities:
     Accounts receivable                                                 573            40
     Inventory                                                         1,694        (3,761)
     Other                                                               (32)         (312)
     Accounts payable - trade                                         (2,386)        2,658
     Accrued expenses                                                   (636)       (1,929)
                                                                    --------      --------
Net cash provided by operating activities                              7,538         4,455

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment, net                      (4,976)       (8,020)
Acquisition of businesses                                                 --          (795)
                                                                    --------      --------
Net cash used in investing activities                                 (4,976)       (8,815)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings:
   Revolving line of credit                                           57,103        52,813
   Other                                                                 300           976
Repayments of borrowings:
   Revolving line of credit                                          (58,447)      (48,000)
   Term loans                                                           (305)         (260)
   Other                                                              (1,203)       (1,134)
                                                                    --------      --------
   Net cash provided by (used in) financing activities                (2,552)        4,395
                                                                    --------      --------
Net increase in cash                                                      10            35
Cash at beginning of period                                              454           693
                                                                    --------      --------
Cash at end of period                                               $    464      $    728
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

                                U.S. VISION, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


4.       NET INCOME PER SHARE

         The following table (in thousands except per share data) presents the calculation of earnings per share for the periods indicated.

                                             Three Months Ended     Nine Months Ended
                                                 October 31,           October 31,
                                             ------------------     ------------------
                                               2000       1999       2000       1999
                                              ------     ------     ------     ------

Net income                                    $1,358     $  488     $4,697     $3,938
                                              ======     ======     ======     ======

Basic average common shares outstanding        7,794      7,794      7,794      7,794


Effect of dilutive securities:

     Options                                      51         --         17         --
                                              ------     ------     ------     ------
Diluted average common shares outstanding      7,845      7,794      7,811      7,794
                                              ------     ------     ------     ------

Net income per share                          $ 0.17     $ 0.06     $ 0.60     $ 0.51

Net income per share - assuming dilution      $ 0.17     $ 0.06     $ 0.60     $ 0.51


        Includes impact of options to purchase additional shares of common stock using the treasury method which results in the issuance of 51,205 shares for the three months ended October 31, 2000 and 17,068 shares for the nine months ended October 31, 2000. There was no impact of dilutive securities on earnings per share-assuming dilution for the three months ended October 31, 1999 and the nine months ended October 31, 1999.

5.       CLOSURE OF FRAME MANUFACTURING FACILITY

        In fiscal 1999, the company's board of directors approved a plan to close its plastic frame manufacturing facility located in Miami, Florida. The company has relocated the importing and distribution of frames, previously manufactured or imported in Florida, to its Glendora, NJ distribution facility. In connection with this plan, the company recorded a charge of $2,835,000 in the fourth quarter of fiscal 1999, which was comprised of $2,224,000 in write-offs of inventory used solely in the manufacturing process, $161,000 in machinery and equipment, $250,000 in buildings and $200,000 for uncollectible receivables. The write-offs associated with the buildings, machinery and equipment were intended to reduce their carrying costs to their estimated net realizable value. The company also incurred approximately $210,000 in additional payroll costs between February 1 and July 31, 2000, which was expensed when paid.

                                U.S. VISION, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following table sets forth selected statement of operations data expressed as a percentage of net sales for the periods indicated:

                                             Three Months Ended       Nine Months Ended
                                                 October 31,              October 31,
                                             ------------------       ------------------
                                              2000        1999         2000        1999
                                             ------      ------       ------      ------
Net sales                                     100.0%      100.0%       100.0%      100.0%
Cost of sales                                  29.8        31.0         30.3        30.7
                                             ------      ------       ------      ------
     Gross profit                              70.2        69.0         69.7        69.3
Operating expenses:
     Selling, general and administrative       63.2        65.5         62.1        61.6
     Depreciation and amortization              3.0         3.0          3.1         3.5
                                             ------      ------       ------      ------
Operating income                                4.0         0.5          4.5         4.2
Interest expense, net                           0.3         0.3          0.3         0.3
                                             ------      ------       ------      ------
Income before income tax provision              3.7         0.2          4.2         3.9
Income tax provision (benefit)                  0.1        (1.2)         0.2         0.3
                                             ------      ------       ------      ------
Net income                                      3.6%        1.4%         4.0%        3.6%
                                             ======      ======       ======      ======



THREE MONTHS ENDED OCTOBER 31, 2000 COMPARED TO THREE MONTHS ENDED OCTOBER 31, 1999

         Net sales increased $1.2 million, or 3.2%, from $36.2 million for the three months ended October 31, 1999 to $37.4 million for the three months ended October 31, 2000. The increase was the result of a 4.4% increase in comparable-store sales, which was offset by a 1.2% decline in overall sales caused by the closure of unprofitable stores. The increase in comparable store sales was primarily the result of an increase in the number of eyeglasses sold, which was driven by promotional and discounting activity.

        Cost of sales, as a percentage of net sales, decreased by 1.2%, from 31.0% for the three months ended October 31, 1999 to 29.8% for the three months ended October 31, 2000. The decrease is a result of a reduction in material costs.

        Selling, general and administrative expenses, as a percentage of net sales, decreased by 2.3% from 65.5% for the three months ended October 31, 1999 to 63.2% for the three months ended October 31, 2000. The decrease was principally due to the increase in net sales, a reduction in new store openings and stringent cost control.

NINE MONTHS ENDED OCTOBER 31, 2000 COMPARED TO NINE MONTHS ENDED OCTOBER 31,
1999

        Net sales increased $6.4 million, or 5.8%, from $109.7 million for the nine months ended October 31, 1999 to $116.1 million for the nine months ended October 31, 2000. The increase in net sales was attributable to a 4.1% increase in comparable-store sales and an overall increase in the number of stores opened during the current period.

                                U.S. VISION, INC.

        Cost of sales, as a percentage of net sales, decreased by 0.4%, from 30.7% for the nine months ended October 31, 1999 to 30.3% for the nine months ended October 31, 2000. The decrease is a result of a reduction in material costs.

        Selling, general and administrative expenses, as a percentage of net sales, increased by 0.5% from 61.6% for the nine months ended October 31, 1999 to 62.1% for the nine months ended October 31, 2000. The increase was attributable to an overall increase in base salary costs due to near full employment, which was partially offset by cost reduction initiatives implemented by management.

LIQUIDITY AND CAPITAL RESOURCES

The company's primary source of cash for the first nine months of fiscal 2000 was from operations. Cash and working capital at October 31, 2000 were $464,000 and $20.9 million, respectively, compared to $454,000 and $19.1 million, respectively, at January 31, 2000.

        For the nine months ended October 31, 2000, cash provided by operating activities was $7.5 million compared to $4.5 million for the nine months ended October 31, 1999. The $3.0 million increase resulted primarily from favorable changes in working capital and the increase in income.

        Due to the company's strategic plan to reduce store expansion, cash used in investing activities in the first nine months of fiscal 2000 was $5.0 million compared to $8.8 million in the first nine months of fiscal 1999. Capital expenditures during the first nine months of fiscal 2000 of $5.0 million were primarily for new store openings, new laboratory equipment and development work on the company's integrated management information system.

         The company's principal external source of liquidity is its $20.0 million revolving line of credit with Commerce Bank, N.A. The revolving line of credit facility bears interest at the lower of the prime rate as published in the Wall Street Journal or the thirty (30) day rate for United States Treasury Bills plus 250 basis points, which was 8.50% as of October 31, 2000, and matures in December 2001. As of October 31, 2000, the company had $12.9 million outstanding under its revolving line of credit and $7.1 million of availability. The loan agreement prohibits the payment of dividends to stockholders and the company must maintain certain financial ratios including a specified net worth level, current ratio, and a fixed charge ratio. As of January 31, 2000, the company was not in compliance with the fixed charge ratio, but received a waiver on this covenant violation until January 31, 2001. We anticipate being in compliance with this ratio when it is reinstituted. We do not believe that the financial covenants set forth in our revolving line of credit will have an adverse impact on our operations or future plans.

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

                                U.S. VISION, INC.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    A.     EXHIBITS

           The following exhibits are filed as a part of this report:

           Exhibit
           Number          Exhibit
           -------         -------
           3.1*            Restated Certificate of Incorporation of the Company
           3.2*            Bylaws of the Company
           10.1*           Loan and Security Agreement between the Company and Commerce Bank, as amended
           10.2*           Stock Option Plan, including form of Stock Option Agreement
           10.3**          Subordinated Note Purchase Agreement
           10.4**          Amendment to Subordinated Note Purchase Agreement
           10.5**          J.C. Penney License Agreement
           10.6**          Vision Care Agreement
           10.7***         Employment Agreement for William A. Schwartz, Jr.
           10.8***         Form of Employment Severance Agreement
           10.9**          Form of Non-Statutory Option Agreement
           10.10**         Form of Indemnification Agreement
           10.11**         Stockholders' Agreement
           10.12**         Form of Sears Lease
           10.13**         Commerce Bank Mortgages and Schedules
           10.14**         DRPA Loan Documentation
           10.15****       Form of Warrant
           27+             Financial Data Schedule

---------------------

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

**** Previously filed as an exhibit to the company's Form 10-Q for the quarter ended July 31, 2000, which was filed with the Securities and Exchange Commission on September 13, 2000.

+    Filed herewith.


   B.    REPORTS ON FORM 8-K

No reports on Form 8-K were filed by the company during the three (3) months ended October 31, 2000.

                                U.S. VISION, INC.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 U.S. VISION, INC.
                                 -----------------------------------------------
                                 (Registrant)


December 14, 2000                /s/George E. McHenry
                                 -----------------------------------------------
                                 George E. McHenry, Chief Financial Officer
                                 (Principal Financial and Accounting Officer)

                                U.S. VISION, INC.

                                  EXHIBIT INDEX


                  Exhibit
                  Number       Exhibit
                  -------      -------
                  3.1*         Restated Certificate of Incorporation of the Company
                  3.2*         Bylaws of the Company
                  10.1*        Loan and Security Agreement between the Company and Commerce Bank, as amended
                  10.2*        Stock Option Plan, including form of Stock Option Agreement
                  10.3**       Subordinated Note Purchase Agreement
                  10.4**       Amendment to Subordinated Note Purchase Agreement
                  10.5**       J.C. Penney License Agreement
                  10.6**       Vision Care Agreement
                  10.7***      Employment Agreement for William A. Schwartz, Jr.
                  10.8***      Form of Employment Severance Agreement
                  10.9**       Form of Non-Statutory Option Agreement
                  10.10**      Form of Indemnification Agreement
                  10.11**      Stockholders' Agreement
                  10.12**      Form of Sears Lease
                  10.13**      Commerce Bank Mortgages and Schedules
                  10.14**      DRPA Loan Documentation
                  10.15****    Form of Warrant
                  27+          Financial Data Schedule

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

**** Previously filed as an exhibit to the company's Form 10-Q for the quarter ended July 31, 2000, which was filed with the Securities and Exchange Commission on September 13, 2000.

+    Filed herewith.