Form 10-K405
period 2001-01-31
U S VISION INC
filed 2001-04-30
CIK 1045639

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
     X            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
  ------
                  SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 2001

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
  ------
                  SECURITIES EXCHANGE ACT OF 1934

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

       Registrant's telephone number, including area code: (856) 228-1000

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities Registered Pursuant to Section 12(g) of the Act:

COMMON STOCK, PAR VALUE $.01 PER SHARE                                  7,802,942
           (Title of class)                      (Number of Shares Outstanding as of April 20, 2001)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  X    NO
    ---      ---

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

   The aggregate market value of voting stock held by nonaffiliates of the registrant is approximately $3,846,745. This amount was calculated by reducing the total number of shares of the registrant's common stock outstanding by the total number of shares of common stock held by officers, directors, and stockholders owning in excess of 10% of the registrant's common stock, and multiplying the remainder by the average of the bid and asked price for the registrant's common stock on April 20, 2001, as reported on the National Association of Securities Dealers, Inc. Automated Quotation System. The information provided shall in no way be construed as an admission that any officer, director, or more than 10% stockholder of the registrant may be deemed an affiliate of the registrant or that such person is the beneficial owner of the shares reported as being held by such person, and any such inference is hereby disclaimed.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Portions of the Registrant's definitive proxy statement concerning the 2001 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A are incorporated by reference into Part III of this report. The Proxy Statement will be filed by the Commission not later than 120 days after the Registrant's fiscal year ended January 31, 2001.

                                     PART I

ITEM 1. BUSINESS.

OVERVIEW

         U.S. Vision, Inc. ("we," "us," "our," or the "company") is a retailer of optical products and services through retail optical departments licensed to operate within national and regional department stores and through a limited number of freestanding retail locations. As of January 31, 2001, we operated 629 locations in 47 states and Canada, consisting of 596 licensed departments and 33 freestanding stores. We currently operate 420 retail optical departments in J.C. Penney's and are their primary optical licensee. In addition, we operate 66 Sears retail optical departments and 110 retail optical departments in regional department stores. Our freestanding stores are located in malls and shopping centers.

         Our retail optical departments are full-service retail vision care stores that offer an extensive selection of designer brands and private label prescription eyewear, contact lenses, sunglasses, ready made readers and accessories. Also, an on-premises, independent doctor of optometry performs complete eye examinations and prescribes eyeglasses and contact lenses. Our extensive selection of designer and private label branded eyewear allows us to tailor our merchandise selection to meet the needs of our host store customers. See "Business -- Products and Services -- Merchandise Selection" and "Store Operations."

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

         Since 1991, we have been a national provider of managed vision care benefits through our participation in programs which offer comprehensive eyewear benefits to plan participants. In fiscal 2000, approximately 33% of our revenues were attributable to purchases by participants in managed vision care programs. See "Business -- Managed Vision Care."

         Our corporate headquarters are located at 1 Harmon Drive, Glen Oaks Industrial Park, Glendora, New Jersey 08029 and our telephone number is (856) 228-1000.

PRODUCTS AND SERVICES

         Merchandise Selection. We carry a full selection of men's, women's and children's eyeglass frames, a complete line of contact lenses, sunglasses, ready made readers, and ancillary products for eyeglasses and contact lenses. Prescription eyewear and accessories accounted for 89% of our sales during fiscal 2000. We offer an extensive selection of designer and private label branded eyewear. Designer eyeglass frames offered include Guess, Halston and Eddie Bauer, among others and, at certain stores, Giorgio Armani, Calvin Klein and Polo by Ralph Lauren. We also offer private label branded eyeglass frames such as Kenneth Cole, Arizona, Ashley Stewart, Oliver Winston, City Slickers and Rascals, among others. U.S. Vision also offers a wide variety of value-added eyewear features and services on which we realize a higher gross margin. These eyewear features and services include lightweight, virtually unbreakable polycarbonate lenses, including progressive lenses and photochromic lenses, as well as scratch resistant and anti-reflective coatings. In addition, we carry a complete line of contact lenses by major contact lens manufacturers such as Bausch & Lomb, Wesley Jessen, and Johnson & Johnson, including daily wear and extended wear soft contact lenses and cosmetic tinted lenses. During fiscal 2000, contact lenses accounted for approximately 11% of the company's sales.

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

MANAGED VISION CARE

         Since 1991, we have been a participating provider of managed vision care benefits primarily through Vision One, a national vision care program which offers comprehensive eyewear benefits to over 90 million covered lives through a network of over 2,000 optical locations. Managed care programs are marketed directly to employers, employee benefit plan sponsors and insurance companies such as General Motors, Metropolitan Life, Aetna, Cigna, AARP, Prudential and Blue Cross/Blue Shield. Managed care programs give employers the opportunity to offer their employees a group discount at retail optical locations of participating providers with minimal direct cost to the employer. The discounts vary under the plans from fixed percentage discounts to fixed dollar amounts with the balance paid by the subscriber. As a result of these benefits, management believes that many managed care participants have vision examinations on a regular basis and may become more frequent customers of the company. In addition, managed care participants frequently apply their discounts and allowances toward the purchase of premium eyeglass products and related accessories. Under the terms of our contract with Cole National, a competitor of the company and the owner of the Vision One program, we pay an administrative fee for each Vision One member transaction. Our contract with Cole National expires in 2002. We retain the right, though we have not exercised it in the past, to refuse to participate in particular Vision One programs under which we cannot profitably provide goods and services, and to participate in other managed care vision plans under certain conditions. Approximately 33% of our revenues are generated from our participation in various managed vision care programs.

STORE OPERATIONS

         Location and Layout. We operate most of our stores on the premises of national and regional department stores in the United States and Canada. These stores generally operate under names such as "J.C. Penney Optical Center" and "Sears Optical," which associate the departments with the host store. Our retail optical departments generally operate under a lease or license arrangement through which the host store collects the sales receipts, retains rent computed as an agreed upon percentage of sales and remits the remainder to us on a regular basis. Our leased retail optical departments typically average in size from 500 to 800 square feet. Our retail optical departments are often located within the host department store near the host store's other licensed departments such as the beauty salon and photography studio. Management believes that the location of our retail optical departments within a host store influences our ability to take full advantage of the host store's customer traffic.

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

         Store Management. Our store management structure consists of field managers and store managers. The store managers, along with two to three associates known as Optechs, are responsible for the day-to-day operations of each of our retail optical departments. Optechs undertake a comprehensive training program that familiarizes them with the company's product lines, customer services, store procedures and automated systems. Our field managers are each assigned responsibility for the sales, customer relations and daily operation for a number of stores in their geographic area. Management believes that providing knowledgeable and responsive customer service is an important element of our success and, accordingly, has developed and implemented a variety of employee training and incentive programs.

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

RELATIONSHIP WITH HOST STORES

         Most of our stores operate as licensed optical departments within a host department store such as J.C. Penney, Sears, Hudson's Bay, May (Strawbridge's, Famous Barr and L.S. Ayres), Marshall Field's, Dayton's, Hudson's and Carson Pirie Scott, among others. Management believes that our relationships with our host stores provide several competitive advantages such as:

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

         Management believes the company has developed excellent relationships with the host stores in which it operates. We routinely consult with the host stores about the size and placement of our optical departments within newly opened or remodeled host stores. Although management strives to continue to enhance these relationships, the loss of one of our major host stores, such as J.C. Penney or Sears, could cause a significant decrease in our sales and have a materially adverse effect on our results of operations.

         Our retail optical departments within J.C. Penney stores are subject to a master lease that expires in December 2003. On January 31, 2001, we had 420 locations within J.C. Penney. Our master lease with J.C. Penney provides that only a limited number of our J.C. Penney optical centers may be closed by J.C. Penney in any calendar year without cause. This limitation, however, does not apply if J.C. Penney closes an entire J.C. Penney department store, either temporarily or permanently. The lease also provides that J.C. Penney will reimburse us for certain costs relating to the closed department. Our optical departments within Sears stores are each subject to a lease which provides for a year-to-year term, subject to early termination by either party, without cause, on thirty-days prior written notice. Our retail optical departments located within other department stores are subject to lease arrangements which contain short notice lease termination provisions. These leases provide for monthly lease payments based upon a percentage of our sales at each location.

         In January 1999, as part of our objective to diversify our host store base, we signed a lease agreement with Hudson's Bay Company, the operator of over 450 retail locations in Canada. In March 1999, we opened 15 retail optical departments within The Bay, a traditional department store division of Hudson's Bay. At January 31, 2001, we were operating in 46 Hudson's Bay vision centers under the names The Bay and Zellers.

MARKETING AND ADVERTISING

         We engage in a variety of marketing and promotional efforts to maintain and strengthen our customer base. Our advertising program is targeted at the department store consumer and is designed to convey a message of value, fashion, convenience and trust to our customer base. We work with each of our host stores to design advertising programs that convey this message in a manner consistent with that of the host store, targeted at their specific customer base. For example, we work with J.C. Penney to develop targeted catalog inserts which advertise our J.C. Penney optical departments. These advertising promotions generally mention the availability of on-site professional eye examinations and our acceptance, as a participating provider of managed vision care benefits, of the discounts and allowances offered by managed vision care plans. These targeted inserts are mailed to selected customers based on previous spending patterns at the host store. We augment these programs by providing local advertising in individual geographic markets. We have an in-house advertising department which permits us to respond quickly to fashion trends, competitor advertising and promotional initiatives.

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

PURCHASING

         Our relationship with our vendors has enabled us to gain access to a wide array of brand name product offerings. As a leading retailer of eyewear in the United States, we purchase significant quantities of frames, lenses and contact lenses from our suppliers. In fiscal 2000, Bausch & Lomb, Signet Armorlite and Vistakon, our largest suppliers, accounted for approximately 8%, 14% and 9%, respectively, of our total merchandise purchases. All raw materials for products we manufacture are available from numerous suppliers.

         Historically, we manufactured, imported and distributed optical frames and sunglasses principally for sale in our retail optical stores and, to a lesser extent, for sale to other optical distributors and retailers through our Styl-Rite Optical subsidiary. During fiscal 1999, we decided it was more cost effective to import optical frames and sunglasses rather than manufacture these products. Accordingly in July 2000, management closed our manufacturing operations at Styl-Rite and consolidated our importing and distribution functions with our other centralized operations at our corporate headquarters in Glendora, New Jersey. See "Management's Discussion and Analysis of Financial Condition and Results of Operation."

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

         In fiscal 2000, we completed the design of an integrated management information system, which includes an automated order entry system at each of our optical stores, and new manufacturing and financial systems at our corporate headquarters. This new integrated system is designed to facilitate the transmission of the order to the laboratory and provide our stores with improved order pricing and costing capability. This new system is also designed to provide our stores with the capability to capture sales and customer information, including prescription data, enhancing our ability to monitor sales and merchandise trends and to improve customer service after the sale. In addition, the automated order entry system is designed to enable the stores to validate, at the time of sale, whether a particular frame selected by the customer is in stock and whether the combination of the customer's prescription, selected lenses and frame is within manufacturing tolerances. The integrated information system is expected to enhance our operating efficiencies by permitting all orders to be electronically transmitted from the stores to the laboratory. In December 2000, we initiated a beta test of the system in 8 stores. The beta test was successfully completed in February 2001 and the rollout to the first fifty stores commenced in March 2001.

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

EMPLOYEES

         As of January 31, 2001, we had approximately 2,350 full-time and part-time employees, of which approximately 1,900 were employed in our retail outlets, 350 were employed in manufacturing and distribution in our laboratory in Glendora, New Jersey, and 100 were employed in administrative, marketing and managerial positions at the company's headquarters in Glendora.

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

ITEM 2. PROPERTIES

         We own a 20,000 square foot facility in Glendora, New Jersey, which serves as our corporate headquarters, a neighboring 24,000 square foot distribution facility, and a neighboring 60,000 square foot optical laboratory. The real property on which these facilities are located, as well as the buildings and certain equipment located therein, other than the distribution facility, secure the company's obligations under the DRPA Term Loans. See Note 5 to Notes to Consolidated Financial Statements. The real property on which the distribution facility is located secures the company's obligations under a mortgage loan agreement. Styl-Rite owns a 40,000 square foot facility in Miami, Florida, which was formerly utilized to manufacture frames and an adjacent 20,000 square foot building that is currently rented. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations--Liquidity and Capital Resources."

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

                                              2000 CLOSING PRICES                 1999 CLOSING PRICES
                                              -------------------                 -------------------
          CALENDAR PERIOD                    LOW               HIGH              LOW               HIGH
          ---------------                    ---               ----              ---               ----
       February 1 - April 30                $2.00              $3.25            $3.50             $6.68
       May 1 - July 31                       1.50               3.13             4.93              5.63
       August 1 - October 31                 2.75               4.25             3.43              5.25
       November 1 - January 31               1.94               4.25             2.38              3.75


         As of April 20, 2001, there were approximately 55 record holders of our stock. We have not declared or paid any cash dividends on our stock since our organization. Under the terms of our revolving bank line of credit, our ability to pay cash dividends to our shareholders is restricted.

ITEM 6. SELECTED FINANCIAL DATA.

         The selected consolidated financial information regarding the company's financial position and operating results set forth below for the fiscal years ended January 31, 2001, 2000, 1999, 1998 and 1997 have been derived from our audited consolidated financial statements. The selected consolidated financial data set forth below should be read in conjunction with our consolidated financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

                                                                           YEAR ENDED JANUARY 31,
                                                                           ----------------------
                                                 2001            2000              1999              1998             1997
                                                 ----            ----              ----              ----             ----
                                                              (In thousands except share and per share data)
STATEMENTS OF OPERATIONS DATA:
Net sales                                    $   147,617      $   143,419       $   131,491      $   122,763       $   111,544
Cost of sales                                     44,645           45,516            40,648           38,584            34,273
                                             -----------      -----------       -----------      -----------       -----------
Gross profit                                     102,972           97,903            90,843           84,179            77,271
Operating expenses:
    Selling, general and
    administrative                                92,070           91,726            79,119           73,367            68,366
Depreciation and amortization                      4,708            4,670             3,879            3,390             3,271
Special non-recurring
    charges  (1)                                     752            2,835                --               --                --
Store closings and disposals (2)                      --               --                --             (389)               --
                                             -----------      -----------       -----------      -----------       -----------
               Total operating expenses           97,530           99,231            82,998           76,368            71,637
                                             -----------      -----------       -----------      -----------       -----------
Operating income (loss)                            5,442           (1,328)            7,845            7,811             5,634
Interest expense, net                                456              469                21            2,486             3,499
                                             -----------      -----------       -----------      -----------       -----------
Income (loss) before income tax                    4,986           (1,797)            7,824            5,325             2,135
Income tax provision                                 191               22               355               --                --
                                             -----------      -----------       -----------      -----------       -----------
Net income (loss)                            $     4,795      $    (1,819)      $     7,469            5,325             2,135
                                             ===========      ===========       ===========      ===========       ===========
Net income (loss) per share --
    basic (3)                                $      0.61      $     (0.23)      $      0.96             0.90              0.41
                                             ===========      ===========       ===========      ===========       ===========
Shares used in computing net
    income (loss) per share --
    basic (3)                                  7,802,942        7,802,942         7,789,299        5,661,089         5,270,678
Net income (loss) per share --
    assuming dilution (4)                    $      0.61      $     (0.23)      $      0.94      $      0.89       $      0.40
                                             ===========      ===========       ===========      ===========       ===========
Shares used in computing net
    income (loss) per share --
   assuming dilution (4)                       7,835,554        7,802,942         7,964,409        5,767,546         5,377,835
Net income per share --
    pro forma (5)                                                                                $      0.96
Shares used in computing net                                                                     ===========
    income per share -- pro
    forma (5)                                                                                      7,877,835

                          Footnotes on following page.

                                             YEAR ENDED JANUARY 31,
                                             ----------------------
                                  2001      2000      1999      1998      1997
                                  ----      ----      ----      ----      ----
SELECTED OPERATING DATA:
Stores open at end of period:
    Licensed departments           596       640       557       507       488
    Freestanding stores             33        46        57        63        66
                                   ---       ---       ---       ---       ---
Total  stores                      629       686       614       570       554
Comparable store sales
    increase (6)                   3.3%      1.9%      4.2%      9.2%      8.3%

                                                 JANUARY 31,
                                                 -----------
                            2001        2000          1999         1998         1997
                            ----        ----          ----         ----         ----
                                                 (In thousands)
BALANCE SHEET DATA:
Cash                      $   240      $   454      $   693      $   365      $   374
Working capital            20,460       19,127       23,152       17,967       11,321
Total assets               81,078       83,033       75,594       60,129       54,403
Long-term debt             18,384       20,369       14,069        8,296       22,623
Shareholders' equity       49,446       44,651       46,470       38,818       13,810

-----------------
(1)      See Note 11 to Notes to Consolidated Financial Statements.

(2) As a result of favorable settlements on terminated leases, the company realized a gain in fiscal 1997 related to the closing and disposal of stores during fiscal 1992 through 1995.

(3) Net income per share has been computed using the weighted average number of shares outstanding after giving effect for all periods presented to the 64-for-1 stock dividend and the conversion of all outstanding Series A Preferred Stock and Series C Preferred Stock into common stock upon the closing of the company's initial public offering in December 1997. Cash dividends on preferred stock of $217,000 were deducted from net income in computing net income per share for the fiscal year ended January 31, 1998.

(4) Net income per share -- assuming dilution has been computed using the weighted average number of shares outstanding after giving effect to the 64-for-1 stock dividend and the conversion of all outstanding Series A Preferred Stock and Series C Preferred Stock into common stock upon the closing of the company's initial public offering in December 1997. In addition, common share equivalents such as warrants and options are included in the computation for the years ended January 31, 2001, 1999, 1998 and 1997, respectively. Cash dividends on preferred stock of $217,000 were deducted from net income in computing net income per share - assuming dilution for the fiscal year ended January 31, 1998.

(5) Net income per share -- pro forma is calculated by dividing net income after adjustment for applicable interest expense, net of tax ($2,208,000) by the adjusted number of weighted average shares outstanding after giving effect to the 2,500,000 shares that were sold at the initial public offering price to repay $20,375,000 of debt.

(6) Comparable-store sales reflect existing stores that have been open over twelve months.

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

         Our fiscal year ends on January 31. Accordingly, references herein to "fiscal 2000," "fiscal 1999," and "fiscal 1998" refer to the company's fiscal years ended January 31, 2001, January 31, 2000, and January 31, 1999, respectively.

RESULTS OF OPERATIONS

                  The following table sets forth selected statements of operations items expressed as a percentage of net sales for the periods indicated:

                                                  YEAR ENDED JANUARY 31,
                                            2001          2000          1999
Net sales                                   100.0%        100.0%        100.0%
Cost of sales                                30.2          31.7          30.9
                                           ------        ------        ------
  Gross profit                               69.8          68.3          69.1

Operating expenses:
  Selling, general and administrative        62.4          63.9          60.2
  Depreciation and amortization               3.2           3.3           2.9
                                           ------        ------        ------

Operating income, excluding
  unusual items                               4.2           1.1           6.0
Special non-recurring charges                (0.5)         (2.0)          0.0
                                           ------        ------        ------

Operating income (loss)                       3.7          (0.9)          6.0
Interest expense, net                         0.3           0.3           0.0
                                           ------        ------        ------
Income(loss) before income tax                3.4          (1.2)          6.0
Income tax provision                          0.2           0.0           0.3
                                           ------        ------        ------
Net income (loss)                             3.2%         (1.2)%         5.7%
                                           ======        ======        ======

FISCAL 2000 COMPARED TO FISCAL 1999

         Net sales increased $4.2 million, or 2.9%, from $143.4 million for fiscal 1999 to $147.6 million for fiscal 2000. A 3.3% increase in comparable-store sales accounted for nearly all of the increase in net sales. The increase in comparable store sales was mostly the result of an increase in the number of eyeglasses sold.

         Cost of sales decreased by $0.9 million, or 1.9%, from $45.5 million in fiscal 1999 to $44.6 million in fiscal 2000. The decrease was due principally to a reduction in labor costs including the closing of the frame manufacturing plant in Miami, Florida in July 2000. As a percentage of net sales, cost of sales decreased from 31.7% in fiscal 1999 to 30.2% in fiscal 2000. The decrease was due to a reduction in material costs and labor costs.

         Selling, general and administrative expenses increased by $0.3 million, or 0.4%, from $91.7 million in fiscal 1999 to $92.1 million in fiscal 2000. As a percentage of net sales, selling, general and administrative expenses decreased from 63.9% in fiscal 1999 to 62.4% in fiscal 2000. The decrease was principally due to cost savings implemented by management, a reduction in advertising expenditures, closing of unprofitable locations and leverage created by the comparable store sales increase.

         Unusual charges for fiscal 2000 included the one time write-off of approximately $0.8 million related to the closing of 82 unprofitable stores.

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

         Cost of sales increased by $4.9 million, or 12.0%, from $40.6 million in fiscal 1998 to $45.5 million in fiscal 1999. The increase was due principally to the $11.9 million increase in net sales. As a percentage of net sales, cost of sales increased from 30.9% in fiscal 1998 to 31.7% in fiscal 1999. The increase was due to additional discounts offered by the company in response to increased promotional pressure from our competition, as well as an increase in labor rates in the manufacturing facilities and retail in response to low unemployment rates.

         Selling, general and administrative expenses increased by $12.6 million, or 15.9%, from $79.1 million in fiscal 1998 to $91.7 million in fiscal 1999. As a percentage of net sales, selling, general and administrative expenses increased from 60.2% in fiscal 1998 to 63.9% in fiscal 1999. The increase was principally due to an increase in expenses associated with 106 new store openings, as these stores open with relatively low sales volume, an overall increase in base salary rates as a result of the competitive labor market, and greater department store rents which are tied directly to sales volume. Duplicate administrative fees and claims associated with changing healthcare administrators during fiscal 1999 also contributed to the increase.

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

The following tables set forth certain unaudited financial data for the quarters indicated:

                                           FISCAL 2000 QUARTER ENDED                         FISCAL 1999 QUARTER ENDED
                                           -------------------------                         -------------------------
                                 APRIL 30,    JULY 31,    OCT. 31,    JAN. 31,    APRIL 30,    JULY 31,     OCT. 31,     JAN. 31,
                                   2000         2000        2000        2001        1999        1999         1999          2000
                                   ----         ----        ----        ----        ----        ----         ----          ----
                                                          (In thousands, except percentages and per share data)
Net sales                        $ 41,894     $ 36,771    $ 37,395    $ 31,557    $ 37,841     $ 35,601     $ 36,223     $ 33,754
Gross profit                       29,040       25,610      26,252      22,070      26,180       24,781       25,004       21,938
 % of net sales                      69.3%        69.6%       70.2%       69.9%       69.2%        69.6%        69.0%        65.0%
Operating income (loss)          $  2,619     $  1,149    $  1,484    $    190    $  2,931     $  1,435     $    170     $ (5,864)
 % of net sales                       6.3%         3.1%        4.0%        0.6%        7.7%         4.0%         0.5%       (17.4)%
Net income (loss)                $  2,345     $    994    $  1,358    $     98    $  2,270     $  1,180     $    488     $ (5,757)
% of net sales                        5.6%         2.7%        3.6%        0.3%        6.0%         3.3%         1.3%       (17.1)%
 Net income (loss)
     per share -- basic          $   0.30     $   0.13    $   0.17    $   0.01    $   0.29     $   0.15     $   0.06     $  (0.74)
Net income (loss) per share --
   assuming dilution             $   0.30     $   0.13    $   0.17    $   0.01    $   0.29     $   0.15     $   0.06     $  (0.74)

         The decrease in operating income in the fourth quarter of fiscal 2000 was due to seasonally lower net sales and a $752,000 write-off due to store closings.

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

INCOME TAXES

         As of January 31, 2001, we had net operating loss carry forwards of approximately $14,100,000 which will begin to expire in the year 2006. Approximately $5,900,000 of these carry forwards are available to offset future taxable income without limitation and approximately $8,200,000 of these carry forwards (the "Restricted NOLs") are significantly limited due to ownership changes. Approximately $780,000 of the Restricted NOLs will become available for use each year through the year 2008. Approximately $3,400,000 of the Restricted NOLs are expected to expire unutilized. A valuation allowance has been established to fully reserve the future benefit of all the net operating loss carry forwards.

LIQUIDITY AND CAPITAL RESOURCES

         Our primary cash sources for fiscal 2000 were from operations. Our working capital requirements are seasonal and traditionally peak at the end of the fourth quarter and the beginning of the first quarter. Cash and working capital at January 31, 2001 were $240,000 and $20.5 million, respectively, compared to $454,000 and $19.1 million, respectively, at January 31, 2000.

         For the year ended January 31, 2001, cash provided by operating activities was $9.5 million compared to cash provided by operating activities of $5.3 million for the year ended January 31, 2000. The $4.2 million increase resulted from an increase in net income and a reduction of inventory caused by a reduction in store count and controlling inventory levels offset by a decrease in accounts payable.

         Cash used in investing activities in fiscal 2000 was a planned reduction to $6.3 million compared to $10.4 million in fiscal 1999 and $10.8 million in fiscal 1998. Capital expenditures in fiscal 2000 of $6.3 million were primarily for new store openings and development work on the company's integrated management information system. In fiscal 2001, we expect to spend approximately $4.0 million on capital expenditures for new store openings, the integrated management information system and other capital expenditures. Historically, we have funded capital expenditures through a revolving line of credit, debt financing activities, including capital leases and operating cash flow.

         Our principal external source of liquidity is our $20.0 million revolving line of credit with Commerce Bank, N.A. The revolving line of credit facility bears interest at the lower of the prime rate as published in the Wall Street Journal or the thirty (30) day rate for United States Treasury Bills plus 250 basis points and matures in December 2002. As of January 31, 2001, we had $12,033,000 outstanding under our revolving line of credit and $7,967,000 of availability. The loan agreement prohibits the payment of dividends to shareholders and contains customary covenants. We must also maintain certain financial ratios including a specified net worth level, current ratio, and a fixed charge ratio. As of January 31, 2001, we were in compliance with all of the financial covenants. We do not believe that the financial covenants set forth in our revolving line of credit will have an adverse impact on our operations or future plans.

         We have commitments from Commerce BankLease, a unit of Commerce Bank, N.A., for a $2,000,000 five-year equipment lease financing facility. During fiscal 2000 and 1999, the Company executed the agreement and leased approximately $382,000 and $922,000, respectively of laboratory equipment and furniture and fixtures, which will be paid for over a period of 60 months. The leased laboratory equipment has been recorded as a capital lease on the consolidated balance sheet.

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

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                  RISK.

         Our earnings are affected by changes in interest rates due to the impact those changes have on the interest expense payable by us under our variable rate debt revolving line of credit, for which the outstanding balance was $12,033,000 as of January 31, 2001. A 1.0% change in the underlying prime rate or the thirty (30) day rate for United States Treasury Bills would result in a $120,000 change in the annual amount of interest on such debt. This amount is determined by considering the impact of the hypothetical interest rates on our revolving line of credit outstanding as of January 31, 2001.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information set forth under the heading "Director Information" and "Information Concerning Executive Officers" of the definitive proxy statement for our 2001 Annual Meeting of Shareholders is incorporated by reference in this Form 10-K Annual Report.

ITEM 11.          EXECUTIVE COMPENSATION.

         The information set forth under the heading "Executive Compensation" of the definitive proxy statement for our 2001 Annual Meeting of Shareholders is incorporated by reference in this Form 10-K Annual Report.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.

         The information set forth under the heading "Stock Ownership" of the definitive proxy statement for our 2001 Annual Meeting of Shareholders is incorporated by reference in this Form 10-K Annual Report.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information set forth under the headings "Other Director and Executive Officer Information" of the definitive proxy statement for our 2001 Annual Meeting of Shareholders is incorporated by reference in this Form 10-K Annual Report.

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                  FORM 8-K.

FINANCIAL STATEMENTS

         The following financial statements of the company are filed as a part of this report:

                                                                                    Page
Report of Independent Auditors..................................................     F-1
Consolidated Balance Sheets as of January 31, 2001 and 2000.....................     F-2
Consolidated Statements of Operations -- For the Fiscal Years Ended
  January 31, 2001, 2000 and 1999...............................................     F-3
Consolidated Statements of Shareholders' Equity -- For the Fiscal Years Ended
  January 31, 2001, 2000 and 1999 ..............................................     F-4
Consolidated Statements of Cash Flows --For the Fiscal Years Ended
  January 31, 2001, 2000 and 1999...............................................     F-5
Notes to Consolidated Financial Statements......................................     F-6

         All financial statement schedules have been omitted because they are not applicable or the required information is shown in the consolidated financial statements and notes thereto.

REPORTS ON FORM 8-K

         The company filed a Form 8-K dated January 5, 2001, to report the proposed acquisition of the company by the Norcross Roberts Group.

                                    EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit
Number                 Exhibit
3.1*          Restated Certificate of Incorporation of the Company
3.2*          Bylaws of the Company
10.1*         Loan and Security Agreement between the Company and Commerce Bank, as amended
10.2*         Stock Option Plan, including form of Stock Option Agreement
10.3+         Amendment to Stock Option Plan
10.4*         Subordinated Note Purchase Agreement
10.5**        Amendment to Subordinated Note Purchase Agreement
10.6**        J.C. Penney License Agreement
10.7**        Vision Care Agreement
10.8***       Employment Agreement for William A. Schwartz, Jr.
10.9***       Form of Employment Severance Agreement
10.10**       Form of Non-Statutory Option Agreement
10.11**       Form of Indemnification Agreement
10.12**       Shareholders' Agreement
10.13**       Form of Sears Lease
10.14**       Commerce Bank Mortgages and Schedules
10.15**       DRPA Loan Documentation
10.16***      Form of Warrant

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

                                 U. S. VISION, INC.


April 30, 2001                   By:   /s/ William A. Schwartz, Jr.
                                       William A. Schwartz, Jr., President and
                                       Chief Executive Officer

         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 30, 2001.

                  SIGNATURE                  CAPACITY
/s/ William A. Schwartz, Jr.                 President, Chief Executive Officer and Director
--------------------------------------
 William A. Schwartz, Jr.                      (Principal Executive Officer)


/s/ George E. McHenry, Jr.                   Executive Vice President and Chief Financial Officer
--------------------------------------
 George E. McHenry, Jr.                        (Principal Financial and Accounting Officer)


/s/ Dennis J. Shaughnessy                    Director
-------------------------------------
Dennis J. Shaughnessy


/s/ J. Roger Sullivan, Jr.                   Director
-------------------------------------
J. Roger Sullivan, Jr.


/s/ Richard K. McDonald                      Director
-------------------------------------
Richard K. McDonald


/s/ G. Kenneth Macrae                        Director
-------------------------------------
G. Kenneth Macrae


/s/ Peter M. Troup                           Director
-------------------------------------
Peter M. Troup

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Shareholders
U.S. Vision, Inc.

We have audited the accompanying consolidated balance sheets of U.S. Vision, Inc. as of January 31, 2001 and 2000, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended January 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of U.S. Vision, Inc. at January 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2001, in conformity with accounting principles generally accepted in the United States.


                                           /s/Ernst & Young LLP


Philadelphia, Pennsylvania
March 16, 2001

                                U.S. Vision, Inc.

                           Consolidated Balance Sheets

           (Dollars in thousands, except share and per share amounts)


                                                                                   JANUARY 31,
                                                                             2001             2000
                                                                       ----------------------------------
     ASSETS

     Current assets:

              Cash                                                     $     240        $     454
              Accounts receivable                                         10,879           12,006
              Inventory                                                   20,954           23,785
              Prepaid expenses and other                                   1,130              542
                                                                       ----------------------------------
     Total current assets                                                 33,203           36,787
     Property, plant, and equipment, net                                  40,524           37,890
     Goodwill, net of accumulated amortization of $1,217
     and $868, respectively                                                6,356            6,705
     Other                                                                   995            1,651
                                                                       ----------------------------------
     Total assets                                                      $  81,078        $  83,033
                                                                       ==================================

     LIABILITIES AND SHAREHOLDERS' EQUITY

     Current liabilities:
              Accounts payable--trade                                   $  4,865         $ 10,094
              Accrued expenses                                             6,483            5,859
              Current portion of obligations under capital lease             945              646
              Current portion of long-term debt                              450            1,061
                                                                       ----------------------------------
     Total current liabilities                                            12,743           17,660
     Obligations under capital lease                                       2,272            1,759
     Long-term debt, less current portion                                 16,112           18,610
     Other long-term liabilities                                             505              353
     Shareholders' equity:
              Common stock, $0.01 par value:
                       Authorized shares--15,000,000, issued and
                        outstanding shares--7,802,942                         78               78
              Additional paid-in capital                                 115,766          115,766
              Accumulated deficit                                        (66,398)         (71,193)
                                                                       ----------------------------------
     Total shareholders' equity                                           49,446           44,651
                                                                       ----------------------------------
     Total liabilities and shareholders' equity                         $ 81,078         $ 83,033
                                                                       ==================================

          See accompanying notes to consolidated financial statements.

                                U.S. VISION, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                (Dollars in thousands, except per share amounts)




                                                                           YEAR ENDED JANUARY 31,
                                                                       2001           2000               1999
                                                                       ----           ----               ----
Net sales                                                       $ 147,617       $  143,419        $ 131,491
Cost of sales                                                      44,645           45,516           40,648
                                                                -----------     ------------      ------------
Gross profit                                                      102,972           97,903           90,843

Operating expenses:
    Selling, general, and administrative
       expenses                                                    92,070           91,726           79,119
    Special non-recurring charges                                     752            2,835               --
    Depreciation and amortization                                   4,708            4,670            3,879
                                                                -----------     ------------      ------------
                                                                   97,530           99,231           82,998
                                                                -----------     ------------      ------------

Operating income (loss)                                             5,442           (1,328)           7,845

Interest expense, net                                                 456              469               21
                                                                -----------     ------------      ------------

Income (loss) before income tax provision                           4,986           (1,797)           7,824
Income tax provision                                                  191               22              355

                                                                -----------     ------------      ------------
Net income (loss)                                               $   4,795       $   (1,819)       $   7,469
                                                                ===========     ============      ============
Net income (loss) per share - basic                             $    0.61       $    (0.23)       $    0.96
                                                                ===========     ============      ============
Net income (loss) per share - assuming dilution                 $    0.61       $    (0.23)       $    0.94
                                                                ===========     ============      ============

          See accompanying notes to consolidated financial statements.

                                U.S. Vision, Inc.

           Consolidated Statements of Changes in Shareholders' Equity

                        (In thousands, except share data)


                                              COMMON STOCK
                                          ($0.01 PAR VALUE PER     ADDITIONAL                        TOTAL
                                                 SHARE)             PAID-IN        ACCUMULATED    SHAREHOLDERS'
                                        --------------------------
                                           SHARES       AMOUNT     CAPITAL            DEFICIT        EQUITY
                                        ---------       ------    -----------   -------------      -------------
Balance at January 31, 1998             7,770,679    $    78      $ 115,583       $(76,843)        $  38,818
Net income                                                                           7,469             7,469
Additional initial public
     offering costs                                                    (174)                            (174)
Stock issuance in connection
      with acquisition                     16,700         --            200                              200
Stock issuance in connection
     with director stock
     compensation plan                     15,563         --            157                              157
                                        ---------    ---------    ---------       ----------       ---------
Balance at January 31, 1999             7,802,942         78        115,766        (69,374)           46,470
Net loss                                                                            (1,819)           (1,819)
                                        ---------    ---------    ---------       ----------       ---------
Balance at January 31, 2000             7,802,942         78        115,766        (71,193)           44,651
Net income                                                                           4,795             4,795
                                       ----------    ---------    ---------       ----------       ---------
Balance at January 31, 2001             7,802,942    $    78      $ 115,766       $(66,398)        $  49,446
                                       ==========    =========    =========       ==========       =========


          See accompanying notes to consolidated financial statements.

                                U.S. Vision, Inc.

                      Consolidated Statements of Cash Flows

                                 (In thousands)

                                                                             YEAR ENDED JANUARY 31,
                                                                      2001                 2000          1999
                                                                      ----                 ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                 $   4,795         $  (1,819)       $   7,469
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Depreciation and amortization                                    4,708             4,670            3,879
     Special non-recurring charges                                      396             2,835               --
     Changes in operating assets and liabilities, net of
     effect of acquisitions:
       Accounts receivable                                            1,127             1,104           (1,547)
       Inventory                                                      2,831            (2,918)          (4,275)
       Other                                                             49              (953)            (415)
       Accounts payable - trade                                      (5,229)            2,200            1,718
       Accrued expenses                                                 777               203             (396)
                                                                    --------         ---------        ---------
Net cash provided by operating activities                             9,454             5,322            6,433

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property, plant, and equipment, net                (6,313)           (9,601)          (8,894)
     Acquisitions                                                        --              (795)          (1,892)
                                                                    --------         ---------        ---------
Net cash used in investing activities                                (6,313)          (10,396)         (10,786)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings:
   Revolving line of credit                                          72,560            75,570           29,265
   Other                                                                682               870              424
Repayments of borrowings:
   Revolving line of credit                                         (74,741)          (69,680)         (23,090)
   Term loans                                                          (381)             (355)            (524)
   Other                                                             (1,475)           (1,570)          (1,220)
1997 initial public offering costs                                       --                --             (174)
                                                                    --------         ---------        ---------
   Net cash provided by (used in) financing activities               (3,355)            4,835            4,681
                                                                    --------         ---------        ---------
Net increase (decrease) in cash                                        (214)             (239)             328
Cash at beginning of period                                             454               693              365
                                                                    --------         ---------        ---------
Cash at end of period                                             $     240          $    454        $     693
                                                                  ==========         =========        =========

Supplemental disclosure of cash flow information:
Interest paid                                                     $   1,434          $  1,065        $     554
                                                                  =========          ========        =========
Income taxes paid                                                 $     188          $    863        $     235
                                                                  =========          ========        =========
Supplemental schedule of non-cash investing and
   financing activities:
Capital lease obligations incurred                                $   1,575           $    45        $      --
                                                                  =========          ========        ==========
Note payable incurred in connection with acquisitions             $      --           $   758        $   1,206
                                                                  =========          ========        ==========


          See accompanying notes to consolidated financial statements.

                                U.S. Vision, Inc.

                   Notes to Consolidated Financial Statements


1.   ORGANIZATION

U.S. Vision, Inc. (the "Company") was formed in March 1990 and incorporated in the Commonwealth of Pennsylvania. In March 1997, the Company reincorporated in the State of Delaware. The Company's principal business activity is the retail sale and manufacturing of prescription eyewear through approximately 629 stores located throughout the United States.

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

PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment are stated at cost. Depreciation, which includes assets under capital leases, is computed using the straight-line method. The general range of useful lives is 10 to 30 years for buildings and improvements, and 3 to 10 years for automobiles, machinery and equipment, computer equipment, and furniture and fixtures. Depreciation expense totaled $4,342,000, $4,349,000, and $3,703,000 in fiscal 2000, 1999, and 1998, respectively.

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

                                U.S. Vision, Inc.

2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ADVERTISING

The Company expenses advertising costs as incurred. Advertising expense was $8,950,000, $9,764,000, and $8,035,000 in fiscal 2000, 1999, and 1998, respectively.

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

ACCOUNTING FOR INTERNAL USE SOFTWARE

The Company capitalizes certain costs incurred with developing or obtaining internal-use software in accordance with the provisions of AICPA Statement of Position 98-1. Total costs capitalized for the years ended January 31, 2001, 2000 and 1999 included capitalization of interest expense of $999,000, $739,000, and $554,000 respectively.


3.   INVENTORY

Inventory is as follows (In thousands):

                                          JANUARY 31,
                                        2001           2000
                                        ----           ----
Finished goods                       $20,954           $22,810
Work-in-process                           --               870
Raw materials                             --               105
                                     -------            ------
                                     $20,954           $23,785
                                     =======           =======

                                U.S. Vision, Inc.

4.   PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment is as follows (In thousands):

                                                    JANUARY 31,
                                                2001           2000
                                                ----           ----
Land and buildings                            $8,018          $  7,303
Leasehold improvements                        10,641            10,242
Machinery and equipment                       22,639            21,460
Data processing equipment and
   related capitalized costs                  17,744            15,310
Furniture and fixtures                        16,653            14,684
                                             -------          --------
                                              75,695            68,999
   Less accumulated depreciation              35,171            31,109
                                             -------          --------
                                             $40,524           $37,890
                                             =======           =======


5.   LONG-TERM DEBT

Long-term debt is as follows (In thousands):

                                                                                          JANUARY 31,
                                                                                      2001           2000
                                                                                      ----           ----
$20,000,000 Revolving Line of Credit which expires on December 31, 2002.
Interest is payable monthly at the lower of prime, as defined, or the thirty day rate for U.S. Treasury Bills plus 250 basis points (8.08% at January 31, 2001).
The revolving
line of credit is secured by substantially all the assets of the Company.           $  12,033      $  14,214

DRPA Term Loan due February 1, 2010. Requires quarterly payments of $13,322, which includes principal and interest at 2%. Final payment of $702,434 is due on
January 31, 2010. The term loan is secured by the
land and building of the Corporate headquarters.                                        1,022          1,054

DRPA Term Loan due February 1, 2010. Requires quarterly payments of $25,313, which includes principal and interest at 2%. Final payment of $1,334,625 is due on January 31, 2010. The term loan is secured by the
land and building of the New Jersey manufacturing facility.                             1,942          2,004

                                U.S. Vision, Inc.

5.   LONG-TERM DEBT (CONTINUED)

DRPA Term Loan due on June 7, 2005. Requires quarterly payments of $33,175, which includes principal and interest at 2%. The term loan is secured by certain
equipment located in the New Jersey manufacturing facility.                               539            660

Mortgage loan payable due October 2004.  Requires monthly payments of $5,121, which includes principal and interest at 8.5%.  Final payment of $413,000 is due on October 2004.  The loan is secured by the land
and building of the New Jersey distribution facility.                                     497            516

Note payable to stockholder due July 7, 2001. Requires quarterly payments of
$41,666 plus simple interest based on the prime rate at the
first day of each calendar quarter (9.0% at January 31, 2001).                             83            249

Other                                                                                     446            974
                                                                                   ----------      ----------
                                                                                       16,562         19,671
Less current portion                                                                      450          1,061
                                                                                  -----------      ----------
                                                                                  $    16,112        $18,610
                                                                                   ==========      ==========

The revolving credit agreement contains various financial covenants including maintaining a specified net worth level, current ratio, and a fixed charge ratio. The revolving credit agreement also prohibits the payment of dividends to common shareholders. As of January 31, 2001, the Company was in compliance with the all financial covenants.

The carrying amounts of the Company's debt approximate their fair values.

Maturities of long-term debt for each of the next five years and thereafter are as follows (In thousands):

                                    YEAR ENDED JANUARY 31,
                           2002                            $  450
                           2003                            12,405
                           2004                               371
                           2005                               727
                           2006                               145
                           Thereafter                       2,464
                                                        ---------
                                                          $16,562
                                                        =========

                                U.S. Vision, Inc.

6.   LEASE COMMITMENTS

Capital lease obligations are machinery and equipment leases which expire on various dates through 2005. Assets under capital leases at January 31, 2001 and 2000, were $3,389,000 and $3,232,000, net of accumulated amortization of $1,211,000 and $795,000, respectively, and are included as a component of property, plant, and equipment in the consolidated balance sheets.

Future minimum payments required under capital leases and noncancellable operating leases with lease terms in excess of one year as of January 31, 2001, are as follows (In thousands):

                                                       CAPITAL              OPERATING
    YEAR ENDED JANUARY 31,                             LEASES                 LEASES

    2002                                            $    1,226                $    935
    2003                                                 1,048                     569
    2004                                                   688                     294
    2005                                                   408                     167
    2006                                                   187                      45
    Thereafter                                              --                      10
                                                    -----------              ---------
    Total lease payments                                 3,557                 $ 2,020
                                                                             =========
    Less amount representing interest                      340
                                                    ----------
    Present value of minimum capitalized
        lease payments                                   3,217
    Less current portion                                   945
                                                    ----------
    Long-term portion                               $    2,272
                                                    ==========

At January 31, 2001, the Company operated 33 of its retail stores under operating leases with varying terms. The leases expire at various dates from fiscal 2001 to fiscal 2006, and many have renewal options for up to five additional years. The leases provide for minimum lease payments and, in many cases, require payment of additional rents if sales exceed stipulated levels. These additional rents are not significant. The leases also require, in most cases, payment of taxes and common area expenses such as maintenance, security, and other expenses.

The Company also operated 596 licensed optical departments under leases with expiration dates ranging from 60-days to 5-years. These leases provide for monthly lease payments calculated as a percentage of sales. Rent expense under these leases was $18,215,000, $17,378,000, and $15,537,000 in fiscal 2000, 1999, and 1998, respectively. Approximately 70% of these leases are with one large national retailer. The Company's master lease provides that only a limited number of the Company's optical centers with this retailer may be closed in any calendar year without cause.

The Company also operates other facilities under operating leases. Rent expense for all operating leases, including those on its retail stores and licensed optical departments described above, was $20,323,000, $19,867,000, and $18,270,000 in fiscal 2000, 1999, and 1998, respectively.

                                U.S. Vision, Inc.

6.   LEASE COMMITMENTS (CONTINUED)

The Company has commitments from Commerce BankLease, a unit of Commerce Bank, N.A., for a $2,000,000 five-year equipment lease financing facility. During fiscal 2000 and 1999, the Company executed the agreement and leased approximately $382,000 and $922,000 of laboratory equipment, which will be paid for over a period of 60 months. The leased laboratory equipment has been recorded as a capital lease on the consolidated balance sheet.


7.   INCOME TAXES

The components of the income tax provision are as follows (In thousands):


                                              YEAR ENDED JANUARY 31,
                                     ------------------------------------
                                      2001            2000          1999
                                     ------------------------------------
Current provision                    $    217      $     48       $   476
Deferred benefit                          (26)          (26)         (121)
                                     ------------------------------------
Income tax provision                 $    191      $     22       $   355
                                     ====================================

Deferred income tax liabilities and assets result from differences in the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements. Significant components of the Company's deferred income taxes are as follows (In thousands):

                                               YEAR ENDED JANUARY 31,
                                         ----------------------------------
                                         2001            2000          1999
                                         ----------------------------------
Deferred tax assets:
      Net operating loss carryover      $  5,347      $  5,856       $ 5,730
      Inventory costs                        466         1,262           414
      Alternative Minimum Tax Credit         258           232           206
      Other                                  196           124           170
      Store closing reserves                   8           171           199
                                        ------------------------------------
Total deferred tax assets                  6,275         7,645         6,719
Valuation allowance                       (3,970)       (5,451)       (4,965)
                                        ------------------------------------
Net deferred tax assets                    2,305         2,194         1,754
                                        ------------------------------------

Deferred tax liability:
      Depreciation                        (2,047)       (1,962)       (1,548)
                                        ------------------------------------
Total deferred tax liability              (2,047)       (1,962)       (1,548)
                                        ------------------------------------

Net deferred tax asset                  $    258      $    232       $   206
                                        ====================================


The deferred tax valuation reserve decreased by $1,481,000 and increased by $486,000 for fiscal 2000 and 1999, respectively. The valuation reserve has been established to eliminate the benefit of all net deferred tax assets except for the credit on the Alternative Minimum Tax.

                                U.S. Vision, Inc.

7.   INCOME TAXES (CONTINUED)

A reconciliation of the income tax provision with amounts determined by applying the U.S. Statutory rate to income before income tax is as follows (in thousands):

                                                       YEAR ENDED JANUARY 31,
                                                   2001            2000          1999
                                                   ----            ----          ----
Income tax provision at the statutory rate      $   1,738       $   (611)      $   2,660
Amortization of goodwill                               99             83              54
Nondeductible expenses                                 61            121              47
Increase (decrease) in deferred tax
       asset valuation reserve                     (1,481)           486          (2,691)
State income tax provision                            111             76             136
Other taxes                                          (337)          (133)            149
                                                ---------       ---------      ---------
Income tax provision                            $     191       $     22       $     355
                                                =========       =========      =========

As of January 31, 2001, the Company had net operating loss carry forwards of approximately $14,100,000 which will begin to expire in the year 2006. Approximately $5,900,000 of these carry forwards are available to offset future taxable income without limitation and approximately $8,200,000 of these carry forwards (the "Restricted NOLs") are significantly limited due to ownership changes. Approximately $780,000 of the Restricted NOLs will become available for use each year through the year 2008. Approximately $3,400,000 of the Restricted NOLs are expected to expire unutilized.


8.   NET INCOME PER SHARE

The following table (In thousands except per share data) presents the calculation of earnings per share for the periods indicated.

                                                           YEAR ENDED JANUARY 31,
                                                     2001           2000           1999
                                                  ---------------------------------------
Net income available to common shareholders       $   4,795      $  (1,819)      $  7,469
                                                  ---------------------------------------
Basic average common shares outstanding               7,803          7,803          7,789
Effect of dilutive securities:
      Options and warrants                               33             --            175
                                                  ---------------------------------------
Diluted average common shares outstanding             7,836          7,803          7,964
                                                  ---------------------------------------
Net income per share - basic applicable to
         common shareholders                      $    0.61      $   (0.23)       $  0.96
                                                  =======================================
Net income per share - assuming dilution
         applicable to common shareholders        $    0.61      $   (0.23)       $  0.94
                                                  =======================================

Options to purchase shares of common stock have no impact on earnings per share for the year ended January 31, 2000, as their effect was antidilutive.

                                U.S. Vision, Inc.

9.   COMMITMENTS AND CONTINGENCIES

The Company is subject to various pending and threatened litigation from time to time in the ordinary course of our business. Although all litigation involves some degree of uncertainty, in the opinion of management, liabilities, if any, arising from such litigation or threat thereof are not expected to have a material adverse effect on the company.

10.  ACQUISITIONS

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


11.  SPECIAL NON-RECURRING CHARGES

In fiscal 1999 the Company's board of directors approved a plan to close its plastic frame manufacturing facility located in Florida. The Company relocated the importing and distribution of frames, previously manufactured or imported in Florida, to its Glendora, NJ distribution facility. In connection with this plan, the company recorded a charge of $2,835,000, which was comprised of $2,224,000 in write-offs of inventory used solely in the manufacturing process, $161,000 in machinery and equipment, $250,000 in buildings and $200,000 for uncollectible receivables. The write-offs associated with the buildings and machinery and equipment were intended to reduce their carrying costs to their estimated net realizable value.

In fiscal 2000 the company closed approximately 80 under-performing stores and recorded a charge of $752,000 for lease termination charges and the write-off of furniture and fixtures and leasehold improvements.

                                U.S. Vision, Inc.

12.  SEGMENT INFORMATION

The Company operates exclusively in the business of marketing, distribution, and production of optical products through retail optical stores. On January 31, 2001, the Company operated in 47 states and in Canada. Approximately 66% of the Company's sales were in licensed departments of one retailer for fiscal 2000, 1999 and 1998. Sales in licensed departments of another retailer were approximately 12% for fiscal 2000, 1999 and 1998. A termination of either of these licenses could cause a loss of sales, which would affect operating results adversely.

The Company's sales to customers, operating income and net property, plant and equipment are summarized by geographical areas below. Sales to customers are attributed to the geographical areas based on the point of sale.

                                         UNITED STATES            CANADA         CONSOLIDATED
                                         ------ ------            ------         ------------
                                                           (In thousands)

YEAR ENDED JANUARY 31, 2001
Sales to customers                       $   141,616           $    6,001         $   147,617
Operating income (loss)                        6,615               (1,173)              5,442
Property, plant and equipment, net            38,535                1,989              40,524

YEAR ENDED JANUARY 31, 2000
Sales to customers                       $   140,463           $    2,956         $   143,419
Operating income (loss)                         (333)                (995)             (1,328)
Property, plant and equipment, net            37,010                  880              37,890

YEAR ENDED JANUARY 31, 1999
Sales to customers                       $   131,491           $       --         $   131,491
Operating income (loss)                        7,845                   --               7,845


13.  STOCK BASED COMPENSATION PLANS

In February 1996, the Board of Directors authorized the formation of an incentive stock option plan. The number of shares of Common Stock for which options could be granted under this plan cannot exceed in the aggregate 1,300,000 shares. The price at which shares may be purchased pursuant to options granted under the plan may not be less than the fair market value of the shares of Common Stock on the date the option is granted. In June 2000, the Board of Directors amended the incentive stock option plan to increase the aggregate number of shares subject to issuance by 700,000 shares from 1,300,000 shares to 2,000,000 shares.

                                U.S. Vision, Inc.

13.  STOCK BASED COMPENSATION PLANS (CONTINUED)

The following table summarizes the Company's stock option activity:

                                                           YEAR ENDED JANUARY 31,
                               -----------------------------------------------------------------------------
                                        2001                       2000                         1999
                               -----------------------------------------------------------------------------
                                            Weighted                    Weighted                   Weighted
                                            Average                     Average                    Average
                               Number       Exercise       Number       Exercise      Number       Exercise
                               of shares    Price          of shares    Price         of shares    Price
                               ------------------------------------------------------------------------------
Options outstanding at
      beginning of year        1,010,473    $    9.09       1,086,523    $    8.99       769,523   $    7.75
Granted                          797,467         3.00              --           --       317,000       12.00
Forfeited                        107,420         7.34          76,050         7.69           --           --
                              ------------------------------------------------------------------------------
Options outstanding
      at end of year           1,700,520    $    6.31       1,010,473    $    9.09     1,086,523   $    8.99
                              ================================================================================
Exercisable at end of year       906,665    $    8.52         851,973    $    8.54       832,440   $    8.14
Available for future grants      451,595                      419,385                    343,335

In June 2000, 105,500 warrants were issued to various directors with an exercise price of $2.88 per share (fair market value on date of grant). These warrants vested immediately upon grant and expire in June 2005.

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. If the Company had recognized compensation costs based upon the fair value of the stock options at the date of the grant, as prescribed by FAS 123, the Company's pro forma results would have been:

                             Pro Forma        Pro Forma - Diluted
      Fiscal Year Ended      Net Income        Net Income (Loss)
          January 31,          (Loss)              Per Share
      -----------------  ----------------     ---------------------
            2001            $ 3,970,000       $   0.51
            2000            $(2,300,000)      $  (0.29)
            1999            $ 6,700,000       $   0.85

                                U.S. Vision, Inc.

13.  STOCK BASED COMPENSATION PLANS (CONTINUED)

The fair value of options granted in fiscal 2000 and fiscal 1998 was $1.07 and $5.54 per share, respectively. The fair value of the options was estimated at the date of the grant using a Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 5.75%, dividend yield of 0%, expected volatility of the market price of the common stock of 63.8% in fiscal 2000 and 43.5% in fiscal 1998, and weighted average expected life of the options of 2 years for fiscal 2000 and 5 years for fiscal 1998. The estimated fair value of the options was amortized to expense over the vesting period of the options for the purposes of determining pro forma net income and pro forma net income per share. The effects of applying FAS 123 for purposes of providing pro forma disclosures are not likely to be representative of the effects on reported net income in future years.

During 1998, the Company issued 15,563 shares of common stock to directors. Compensation expense, based on the fair market value of the stock at the date of grant, of $158,000 has been included in the statement of income for fiscal 1998.

14.  EMPLOYEE BENEFIT PLAN

The Company implemented an employee savings plan (the "plan") during fiscal 1995 pursuant to Section 401(k) of the Internal Revenue Code. All employees who have been credited with at least 250 hours of service within three consecutive months are eligible to participate in the plan. Employees may elect to contribute to the plan through payroll deductions in an amount not to exceed the amount permitted under the Internal Revenue Code. The Company has the discretion to make matching contributions on behalf of the participants. Employees are fully vested in their contributions. Company contributions vest at a rate of 20% on each participant's anniversary date in the plan provided that the participant has completed 1,000 hours of service with the Company as of such date. During fiscal 2000, 1999 and 1998, the Company contributed $140,000, $135,000, and $104,000, respectively to the plan.

EXHIBIT INDEX

         EXHIBIT
         NUMBER                         EXHIBIT
           3.1*     Restated Certificate of Incorporation of the Company
           3.2*     Bylaws of the Company
           10.1*    Loan and Security Agreement between the Company and
                    Commerce Bank, as amended
           10.2*    Stock Option Plan, including form of Stock Option
                    Agreement
           10.3+    Amendment to Stock Option Plan
           10.4*    Subordinated Note Purchase Agreement
           10.5**   Amendment to Subordinated Note Purchase Agreement
           10.6**   J.C. Penney License Agreement
           10.7**   Vision Care Agreement
           10.8*** Employment Agreement for William A. Schwartz, Jr. 10.9*** Form of Employment Severance Agreement
           10.10**  Form of Non-Statutory Option Agreement
           10.11**  Form of Indemnification Agreement
           10.12**  Shareholders' Agreement
           10.13**  Form of Sears Lease
           10.14**  Commerce Bank Mortgages and Schedules
           10.15**  DRPA Loan Documentation
           10.16*** Form of Warrant
------------------------

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

**** Previously filed as an exhibit to the company's Form 10-Q for the quarter ended July 31, 2000, which was filed with the Securitites and Exchange Commission on September 13, 2000.

+        Filed herewith.