Form 10-K405/A
period 2001-01-31
U S VISION INC
filed 2001-05-31
CIK 1045639

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                 AMENDMENT NO. 1
                                       TO
                                    FORM 10-K

    (Mark One)

         X        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        ---       SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 2001

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        ---       SECURITIES EXCHANGE ACT OF 1934

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of voting stock held by nonaffiliates of the registrant is approximately $3,846,745. This amount was calculated by reducing the total number of shares of the registrant's common stock outstanding by the total number of shares of common stock held by officers, directors, and stockholders owning in excess of 10% of the registrant's common stock, and multiplying the remainder by the average of the bid and asked price for the registrant's common stock on April 20, 2001, as reported on the National Association of Securities Dealers, Inc. Automated Quotation System. The information provided shall in no way be construed as an admission that any officer, director, or more than 10% stockholder of the registrant may be deemed an affiliate of the registrant or that such person is the beneficial owner of the shares reported as being held by such person, and any such inference is hereby disclaimed.

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

RELATIONSHIP WITH HOST STORES

         Most of our stores operate as licensed optical departments within a host department store such as J.C. Penney, Sears, Hudson's Bay, May (Strawbridge's, Famous Barr and L.S. Ayres), Marshall Field's, Dayton's, Hudson's and Carson Pirie Scott, among others. Management believes that our relationships with our host stores provide several competitive advantages such as:

         o        lower operating expenses;

         o        lower initial capital investment;

         o        loyal host store customer base;

         o        established host store advertising and marketing programs;

         o        one-stop shopping convenience; and

         o        access to the host store's private label credit card.

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

                              2000 CLOSING PRICES     1999 CLOSING PRICES
                              -------------------     -------------------
   CALENDAR PERIOD             LOW         HIGH        LOW         HIGH
-----------------------       ------      -------     ------      -------
February 1 - April 30         $ 2.00      $ 3.25      $ 3.50      $ 6.68
May 1 - July 31                 1.50        3.13        4.93        5.63
August 1 - October 31           2.75        4.25        3.43        5.25
November 1 - January 31         1.94        4.25        2.38        3.75

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



                                                                               YEAR ENDED JANUARY 31,
                                                  ------------------------------------------------------------------------------
                                                     2001              2000             1999            1998             1997
                                                  -----------      -----------      -----------     -----------      -----------
                                                                  (In thousands except share and per share data)

STATEMENTS OF OPERATIONS DATA:
Net sales ...................................     $   147,617      $   143,419      $   131,491     $   122,763      $   111,544
Cost of sales ...............................          44,645           45,516           40,648          38,584           34,273
                                                  -----------      -----------      -----------     -----------      -----------
Gross profit ................................         102,972           97,903           90,843          84,179           77,271
Operating expenses:
  Selling, general and administrative .......          92,070           91,726           79,119          73,367           68,366
Depreciation and amortization ...............           4,708            4,670            3,879           3,390            3,271
Special non-recurring
  charges  (1) ..............................             752            2,835               --              --               --

Store closings and disposals (2) ............              --               --               --            (389)              --
                                                  -----------      -----------      -----------     -----------      -----------

        Total operating expenses ............          97,530           99,231           82,998          76,368           71,637
                                                  -----------      -----------      -----------     -----------      -----------
Operating income (loss) .....................           5,442           (1,328)           7,845           7,811            5,634
Interest expense, net .......................             456              469               21           2,486            3,499
                                                  -----------      -----------      -----------     -----------      -----------
Income (loss) before income tax .............           4,986           (1,797)           7,824           5,325            2,135
Income tax provision ........................             191               22              355              --               --
                                                  -----------      -----------      -----------     -----------      -----------
Net income (loss) ...........................     $     4,795      $    (1,819)     $     7,469     $     5,325      $     2,135
                                                  ===========      ===========      ===========     ===========      ===========
Net income (loss) per share -- basic (3)
                                                  $      0.61      $     (0.23)     $      0.96     $      0.90      $      0.41
                                                  ===========      ===========      ===========     ===========      ===========

Shares used in computing net
  income (loss) per share -- basic (3) ......       7,802,942        7,802,942        7,789,299       5,661,089        5,270,678
Net income (loss) per share --
  assuming dilution (4) .....................     $      0.61      $     (0.23)     $      0.94     $      0.89      $      0.40
                                                  ===========      ===========      ===========     ===========      ===========

Shares used in computing net
  income (loss) per share --
  assuming dilution (4) .....................       7,835,554        7,802,942        7,964,409       5,767,546        5,377,835
Net income per share --
  pro forma (5) .............................                                                       $      0.96
                                                                                                    ===========
Shares used in computing net
  income per share -- pro forma (5) .........                                                         7,877,835

                          Footnotes on following page.

                                                        YEAR ENDED JANUARY 31,
                                             --------------------------------------------
                                             2001      2000      1999      1998      1997
                                             ----      ----      ----      ----      ----

SELECTED OPERATING DATA:
Stores open at end of period:
  Licensed departments .................      596       640       557       507       488
  Freestanding stores ..................       33        46        57        63        66
                                             ----      ----      ----      ----      ----
Total  stores ..........................      629       686       614       570       554
Comparable store sales
  increase (6) .........................      3.3%      1.9%      4.2%      9.2%      8.3%





                                                                 JANUARY 31,
                                        ------------------------------------------------------------
                                          2001         2000         1999         1998        1997
                                        --------     --------     --------     --------     --------
                                                               (In thousands)
BALANCE SHEET DATA:
Cash ..............................     $    240     $    454     $    693     $    365     $    374
Working capital ...................       20,460       19,127       23,152       17,967       11,321
Total assets ......................       81,078       83,033       75,594       60,129       54,403
Long-term debt ....................       18,384       20,369       14,069        8,296       22,623
Shareholders' equity ..............       49,446       44,651       46,470       38,818       13,810

------------

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

RESULTS OF OPERATIONS

         The following table sets forth selected statements of operations items expressed as a percentage of net sales for the periods indicated:

                                                     YEAR ENDED JANUARY 31,
                                               2001           2000           1999

Net sales ...............................      100.0%         100.0%         100.0%
Cost of sales ...........................       30.2           31.7           30.9
                                            --------       --------       --------
  Gross profit ..........................       69.8           68.3           69.1

Operating expenses:
  Selling, general and administrative....       62.4           63.9           60.2
  Depreciation and amortization .........        3.2            3.3            2.9
                                            --------       --------       --------

Operating income, excluding
  unusual items .........................        4.2            1.1            6.0
Special non-recurring charges ...........       (0.5)          (2.0)           0.0
                                            --------       --------       --------

Operating income (loss) .................        3.7           (0.9)           6.0
Interest expense, net ...................        0.3            0.3            0.0
                                            --------       --------       --------
Income(loss) before income tax ..........        3.4           (1.2)           6.0
Income tax provision ....................        0.2            0.0            0.3
                                            --------       --------       --------
Net income (loss) .......................        3.2%          (1.2)%          5.7%
                                            ========       ========       ========



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

The following tables set forth certain unaudited financial data for the quarters indicated:

                                            FISCAL 2000 QUARTER ENDED                       FISCAL 1999 QUARTER ENDED
                                   --------------------------------------------    --------------------------------------------
                                   APRIL 30,   JULY 31,    OCT. 31,    JAN. 31,    APRIL 30,   JULY 31,    OCT. 31,    JAN. 31,
                                     2000        2000        2000        2001        1999        1999        1999        2000
                                   --------    --------    --------    --------    --------    --------    --------    --------
                                                       (In thousands, except percentages and per share data)

Net sales ......................   $ 41,894    $ 36,771    $ 37,395    $ 31,557    $ 37,841    $ 35,601    $ 36,223    $ 33,754
Gross profit ...................     29,040      25,610      26,252      22,070      26,180      24,781      25,004      21,938
% of net sales .................       69.3%       69.6%       70.2%       69.9%       69.2%       69.6%       69.0%       65.0%

Operating income (loss) ........   $  2,619    $  1,149    $  1,484    $    190    $  2,931    $  1,435    $    170    $ (5,864)
% of net sales .................        6.3%        3.1%        4.0%        0.6%        7.7%        4.0%        0.5%      (17.4)%
Net income (loss) ..............   $  2,345    $    994    $  1,358    $     98    $  2,270    $  1,180    $    488    $ (5,757)
% of net sales .................        5.6%        2.7%        3.6%        0.3%        6.0%        3.3%        1.3%      (17.1)%
Net income (loss)
   per share -- basic ..........   $   0.30    $   0.13    $   0.17    $   0.01    $   0.29    $   0.15    $   0.06    $  (0.74)
Net income (loss) per share -
   assuming dilution ...........   $   0.30    $   0.13    $   0.17    $   0.01    $   0.29    $   0.15    $   0.06    $  (0.74)

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Set forth below is biographical and other information about the persons who make up the Board of Directors and who have been nominated for election at the company's 2001 annual meeting:

RICHARD K. MCDONALD                          Since 1989, Mr. McDonald has served as the
Age:  54                                     President and Director of Constitution
Director since 1994                          Capital Corporation, a general partner
Executive, Audit and Compensation            of M&M General Partnership and a general
Committees                                   partner of RKM Investment Company, the
                                             general partner of Constitution Partners
                                             I, L.P.



G. KENNETH MACRAE                            He is a consultant to Keystone Venture Capital
Age:  72                                     Management Co., a venture capital firm
Director since 1990                          in Philadelphia, Pennsylvania. Prior to
Compensation, Executive                      serving as a consultant, Mr. Macrae was
and Stock Option Committees                  from 1983 to 1997 the President of
                                             Keystone Venture Capital Management Co.
                                             and the President and Director of KVM IV
                                             MCGP, Inc., the general partner of
                                             Keystone Venture IV Management Company,
                                             L.P. and Keystone IV, L.P.



WILLIAM A. SCHWARTZ, JR.                     Mr. Schwartz serves as the company's President,
Age:  59                                     Chief Executive Officer and Chairman of
Director since 1967                          the Board and has served in that capacity
Executive Committee                          for the company and its predecessors since
                                             1967. Mr. Schwartz also serves on the board
                                             of directors of Commerce Bancorp Inc. (NASDAQ:
                                             CBH). Mr. Schwartz is married to Gayle E. Schmidt.


DENNIS J. SHAUGHNESSY                        Since 1989, Mr. Shaughnessy has served
Age:  54                                     as the Managing Director, Treasurer and
Director since 1994                          Director of Grotech Capital Group, Inc.,
Audit, Compensation and Stock Option         the general partner of Grotech Partners
Committees                                   III, L.P., Grotech III Companion Fund,
                                             L.P. and Grotech III Pennsylvania Fund,
                                             L.P. and Managing Director, Treasurer
                                             and Director of Grotech Capital Group
                                             IV, Inc., the general partner of Grotech
                                             Partners IV, L.P. Mr. Shaughnessy also
                                             serves on the board of directors of Polk
                                             Audio Inc. (NASDAQ: PKAU) and FTI
                                             Consulting, Inc. (AMEX: FCN).



J. ROGER SULLIVAN, JR.                       Since March 1994, Mr. Sullivan has served as
Age:  58                                     a vice president of Grotech Capital Group,
Director since 1994                          Inc., the general partner of Grotech
Audit Committee                              Partners III, L.P. and Grotech Capital
                                             IV, Inc., the general partner of Grotech
                                             Partners IV, L.P.

PETER M. TROUP                               Since 1996, Mr. Troup has served as a
Age:  57                                     management consultant to the retail
Director since 1997                          industry.




--------------------------------------------------------------------------------

INFORMATION CONCERNING EXECUTIVE OFFICERS

--------------------------------------------------------------------------------

Background information about the company's executive officers is set forth below.



GAYLE E. SCHMIDT                             Ms. Schmidt has served as the company's
Age:  48                                     Executive Vice President and Chief
                                             Operating Officer since April 2000. From
                                             1990 to March 2000, she served as the
                                             company's Executive Vice President,
                                             Manufacturing.


GEORGE T. GORMAN                             Mr. Gorman has served as the company's
Age:  49                                     President, Retail since February 1998.
                                             From September 1996 to January 1998, he
                                             served as the Executive Vice President,
                                             Retail of the company.


GEORGE E. MCHENRY, JR.                       Mr. McHenry has served as the company's
Age:  48                                     Executive Vice President, Chief
                                             Financial Officer and Secretary since
                                             July 2000. From February 1998 to July
                                             2000, he served as the company's Chief
                                             Administrative Officer, Secretary and
                                             Treasurer. From 1990 to February 1998,
                                             he served as the company's Chief
                                             Financial Officer, Treasurer and
                                             Secretary.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act of 1934, as amended, requires the company's executive officers and directors and persons who own more than ten percent of a registered class of the company's equity securities (collectively, the "Reporting Persons") to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies of these reports. The company believes that all filings required to be made by the Reporting Persons during the fiscal year ended January 31, 2001 were made on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table presents information concerning total compensation earned by the Named Executive Officers--the Chief Executive Officer and the three other most highly compensated executive officers of the company who served in such capacities as of January 31, 2001 for services rendered to the company during each of the last three fiscal years. The information presented below represents all compensation earned by the Named Executive Officers for all services performed for the company or any of its subsidiaries.

                                                            ANNUAL COMPENSATION       LONG-TERM COMPENSATION AWARDS
                                                        ---------------------------   -----------------------------
                                                                                        SHARES
                                         FISCAL                                       UNDERLYING      ALL OTHER
NAME AND PRINCIPAL POSITIONS              YEAR             SALARY          BONUS        OPTIONS     COMPENSATION(1)
-----------------------------------   ------------      ------------   ------------   ------------  ---------------

William A. Schwartz, Jr. ..........           2000      $    297,000   $         --        228,735   $         35
   President and Chief                        1999           275,000             --             --             --
   Executive Officer                          1998           222,000         50,000             --             --

George T. Gorman ..................           2000           185,000             --         80,665          1,256
   President, Retail                          1999           176,000             --             --          1,297
                                              1998           161,300         25,000         65,000          1,068

Gayle E. Schmidt ..................           2000           185,000             --         76,050             --
   Executive Vice President                   1999           176,000             --             --             --
   and Chief Operating                        1998           161,200         25,000             --             --
   Officer

George E. McHenry, Jr. ............           2000           175,000             --         76,050          1,167
   Executive Vice President,                  1999           163,900             --             --            860
   Chief Financial Officer                    1998           152,200         25,000             --            725
   and Secretary

Kathy G. Cullen ...................           2000(2)         75,833             --             --             --
   Senior Vice President                      1999           131,000             --             --             --
   and Chief Financial Officer                1998           116,200         20,000             --             --

----------

(1) Includes the value of the company's contributions to the company-sponsored 401(k) plan and the amount paid by the company for term life insurance coverage under health and welfare plans.

(2)      Ms. Cullen resigned from her position with the company in July 2000.

STOCK OPTIONS

The following table sets forth certain information about the stock option awards that were made to the Named Executive Officers during fiscal 2000. All of these options are transferable to family members under specified conditions.



                        OPTION GRANTS IN LAST FISCAL YEAR

                                           PERCENTAGE                                     POTENTIAL REALIZABLE VALUE
                            NUMBER OF       OF TOTAL                                      AT ASSUMED ANNUAL RATES OF
                             SHARES         OPTIONS                                        STOCK PRICE APPRECIATION
                           UNDERLYING      GRANTED TO       EXERCISE                          FOR OPTION TERM(1)
                             OPTIONS      EMPLOYEES IN       PRICE       EXPIRATION    --------------------------------
          NAME               GRANTED      FISCAL YEAR      PER SHARE        DATE             5%($)           10%($)
-------------------------- ------------ ----------------- ------------- -------------  ---------------   --------------

William A. Schwartz, Jr.     228,735          29.5%           $3.00       6/01/10             0                0
George T. Gorman              80,665          10.4             3.00       6/01/10             0                0
Gayle E. Schmidt              76,050           9.8             3.00       6/01/10             0                0
George E. McHenry, Jr.        76,050           9.8             3.00       6/01/10             0                0
Kathy G. Cullen(2)            76,050           9.8             3.00       6/01/10             0                0
-------------------------- ------------ ----------------- ------------- -------------  ---------------   --------------

(1) Potential value is reported net of the option exercise price, but before taxes associated with exercise. These amounts represent assumed rates of appreciation only. Actual gains, if any, on stock option exercises are dependent on the future performance of the company's common stock, as well as on the option holders' continued employment through the vesting period. The potential realizable values are zero because the market price of the company's common stock was less than the exercise price of the options on the date granted.

(2) Ms. Cullen resigned from her position with the company in July 2000. All of her options expired unexercised.


                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES


                                                        NUMBER OF SHARES             VALUE OF UNEXERCISED
                                                     UNDERLYING UNEXERCISED         IN-THE MONEY OPTIONS(1)
                                                   OPTIONS AT FISCAL YEAR-END         AT FISCAL YEAR-END
                                                 ------------------------------ --------------------------------
                     NAME                        EXERCISABLE    UNEXERCISABLE   EXERCISABLE     UNEXERCISABLE
------------------------------------------------ ------------- ---------------- ------------- ------------------
William A. Schwartz, Jr.                           228,735        228,735             $0            $285,919
George T. Gorman                                    80,665         80,665              0             100,831
Gayle E. Schmidt                                    76,050         76,050              0              95,063
George E. McHenry, Jr.                              76,050         76,050              0              95,063
------------------------------------------------ ------------- ---------------- ------------- ------------------

(1) Amounts were calculated using the closing price of the common stock on the last trading day of the fiscal year ($4.25).


EMPLOYMENT AGREEMENTS


We entered into an employment agreement in 1998 with William A. Schwartz, Jr., President and Chief Executive Officer. The employment agreement provides for a guaranteed base salary and the right to be considered for such bonus programs as are adopted by the board. The initial term of Mr. Schwartz's employment agreement was for three years and automatically renews annually for successive three-year terms if not terminated by either party. Under the terms of Mr. Schwartz's agreement, he is entitled to salary continuation of the balance of the term of his employment agreement, but not less than one year, if his employment is terminated by us other than for cause or if he resigns for good reason under the terms of the agreement. The severance payable to Mr. Schwartz will depend on his monthly salary at that time. His current monthly salary is $22,917. If all or substantially all of the assets of the company are sold, or a merger or sale of all or substantially all of the stock of the company occurs while Mr. Schwartz is employed by the company, he will receive a bonus payment of $750,000.

We also entered into salary continuation agreements in 1998 with George T. Gorman, President-Retail, Gayle E. Schmidt, Executive Vice President and Chief Operating Officer and George E. McHenry, Jr., Executive Vice President and Chief Financial Officer and Secretary. Under the terms of each of these agreements, the executive is entitled to salary continuation for one year if the executive's employment is terminated by us other than for cause, or if the executive resigns with good reason under the terms of the agreement. The severance due to each executive depends on the executive's monthly salary at that time. The current monthly salary for each executive is as follows: Mr. Gorman -- $16,133; Ms. Schmidt -- $16,133; and Mr. McHenry -- $15,026. Each executive has also agreed not to compete with the company for a period of six months following the termination of the executive's employment with the company.

OTHER BENEFITS

401(k) Retirement Plan. The company maintains a 401(k) retirement savings plan that is available to substantially all employees. Under the terms of the plan, the company matches 25% of each participant's voluntary contributions up to 3% of the participant's compensation. A participant vests ratably in the matching contributions over the first five years of employment (20% per year).

DIRECTOR COMPENSATION

Mr. Schwartz, who is the only director that is also employee, does not receive any additional compensation for serving on the Board of Directors.

Annual Retainer Fee. Historically, each director of the company who is not an employee of the company or any of its subsidiaries receives an annual retainer payable in either cash or shares of the company's stock. The form and amount of the annual retainer to be paid by the company to eligible directors in fiscal 2001 has not yet been determined. In fiscal 2000, each eligible director received warrants to purchase 13,000 shares of the company's common stock at a per share exercise price of $2.875.

Other Benefits. We reimburse directors for the reasonable expenses associated with attending Board meetings and provides them with liability insurance coverage for their activities as directors of the company.

MEETINGS AND COMMITTEES OF THE BOARD

The Board met five times during fiscal 2000. During fiscal 2000, all then incumbent directors attended at least 75% of the meetings of the Board and the Board committees on which they served.

The Board has four standing committees: the Audit Committee, the Compensation Committee, the Executive Committee and the Stock Option Committee. The Board does not have a nominating committee. The functions customarily attributable to a nominating committee are performed by the Board as a whole.

Audit Committee. The Audit Committee of the Board of Directors, currently consisting of Messrs. McDonald, Shaughnessy and Sullivan, is authorized to recommend to the Board of Directors independent certified public accounting firms for selection as auditors of the company, make recommendations to the Board of Directors on auditing matters, examine and make recommendations to the Board of Directors concerning the scope of audits, and review and approve the terms of transactions between or among the company and related parties. None of the members of the Audit Committee is an employee of the company. Mr. McDonald is the Chairman of the Audit Committee. The Audit Committee met four times during fiscal 2000.

Compensation Committee. The Compensation Committee of the Board of Directors, currently consisting of Messrs. Shaughnessy, Macrae and McDonald, is authorized to exercise all of the powers of the Board of Directors with respect to matters pertaining to compensation and benefits, including, but not limited to, salary matters, incentive/bonus plans, investment programs and insurance plans. The Compensation Committee is also authorized to exercise all of the powers of the Board of Directors in matters pertaining to employee promotions and the designation or revision of employee positions and job titles. None of the members of the Compensation Committee is an employee of the company. Mr. Shaughnessy is Chairman of the Compensation Committee. The Compensation Committee met once during 2000.

Executive Committee. The Executive Committee of the Board of Directors, currently consisting of Messrs. Macrae, McDonald and Schwartz, is authorized to exercise substantially all of the powers of the board in the management and business affairs of the company, except it does not have the authority to declare dividends, authorize the issuance of shares of our common stock, modify the company's certificate of incorporation or bylaws, adopt any agreement of merger or consolidation or recommend to the shareholders the sale, lease or exchange of all or substantially all of the company's assets or the dissolution of the company. Regularly scheduled meetings of the board are held periodically each year and special meetings are held from time to time. As a consequence, the occasions on which this committee is required to take action are limited. The committee did not meet during fiscal 2000.

Stock Option Committee. The Stock Option Committee of the Board of Directors, currently consisting of Messrs. Shaughnessy and Macrae, is authorized to administer the company's existing stock option plan. The committee did not meet separately from the board during fiscal 2000.

AUDIT COMMITTEE REPORT

The audit functions of the Audit Committee are focused on three areas:

         o the adequacy of the company's internal controls and financial reporting process and the reliability of the company's financial statements;

         o the independence and performance of the company's independent auditors; and

         o the company's compliance with legal and regulatory requirements.

We meet with management periodically to consider the adequacy of the company's internal controls and the objectivity of its financial reporting. We discuss these matters with the company's independent auditors and with appropriate company financial personnel. We regularly meet privately with the independent auditors who have unrestricted access to the Audit Committee. We also recommend to the Board the appointment of the independent auditors and review periodically their performance and independence from management. In addition, the Audit Committee reviews the company's financing plans and reports recommendations to the full Board for approval and to authorize action.

The Directors who serve on the committee are all "Independent" for purposes of the Nasdaq listing standards. That is, the Board of Directors has determined that none of us has a relationship with USV that may interfere with our independence from USV and its management. The Board has adopted a written charter setting out the audit related functions the committee is to perform.

Management has primary responsibility for the company's financial statements and the overall reporting process, including the company's system of internal controls. The independent auditors audit the annual financial statements prepared by management, express an opinion as to whether those financial statements fairly present the financial position, results of operations and cash flows of the company in conformity with accounting principles generally accepted in the United States and discuss with us any issues they believe should be raised with us. We reviewed the company's audited financial statements for the fiscal year ended January 31, 2001, with both management and Ernst & Young, the company's independent auditors, to discuss those financial statements. Management represented to us that the financial statements were prepared in accordance with generally accepted accounting principles.

We received from and discussed with Ernst & Young the written disclosure and the letter required by Independence Standards Board Standard No. 1, (Independence Discussions with Audit Committees). These items relate to that firm's independence from the company. We also discussed with Ernst & Young any matters required to be discussed by Statement on Auditing Standards No. 61 (Communication with Audit Committees).

Based on these reviews and discussions, we recommended to the Board that the company's audited financial statements for the fiscal year ended January 31, 2001, be included in its Annual Report on Form 10-K for filing with the Securities and Exchange Commission. The Committee also recommended the reappointment, subject to shareholder approval, of the independent auditors, and the Board of Directors concurred in such recommendation.

Submitted by the Audit Committee of the company's Board of Directors.

Richard K. McDonald (Chairman)
Dennis J. Shaughnessy
J. Roger Sullivan, Jr.

COMPENSATION COMMITTEE REPORT

The company's executive compensation program is philosophically designed to reward exceptional performance and to align the financial interests of the company's senior executives with those of the equity owners of the company. To achieve this end, the Committee has developed and implemented a compensation program designed to attract and retain highly skilled executives with the business experience and acumen necessary for achievement of the company's long-term business objectives. The Compensation Committee uses compensation surveys to provide information and data to assist it in developing compensation programs that are competitive with other similarly-situated companies.

The company's executive compensation consists of three components: base salary; an annual performance-based bonus; and stock-based compensation. The general guidelines used by the company to determine these components are described below. Subject to these guidelines, bonus awards and option grants are awarded on a discretionary rather than a formulaic basis.

BASE SALARY

The base salaries paid to the company's executive officers are based upon recommendations of senior management, and require approval of the Compensation Committee. Management takes into account a variety of factors in determining base salary, including:

         o competitive salaries for comparable officers at comparable companies;

         o individual performance and an assessment of the value of the individual's services to USV;

         o the fairness of individual executive officers' salaries relative to their responsibilities;

         o        the salaries of other executive officers; and

         o        the company's financial performance.

At different times, depending upon prevailing circumstances, the Compensation Committee gives these criteria varying degrees of weight.

ANNUAL BONUS

The company uses annual incentive bonuses to recognize individual performance and reward exceptional contributions to the company's business. Bonuses are determined as follows. At the end of each fiscal year, a bonus pool is proposed by senior management and reviewed with the Compensation Committee. The bonus pool, which includes amounts to be paid to the Chief Executive Officer and the three other most highly compensated officers in the company, is allocable based on:

         o the company's EBITDA growth rate for the year (taking into account long-term investment);

         o        each individual's contribution to the whole; and

         o        the prior year's bonus pool.

Although these factors are considered, bonus pools are allocated on a discretionary, rather than a formulaic basis.

Once the bonus pool is established, senior USV management are responsible for making recommendations to the Compensation Committee regarding allocation to executives other than the three most highly compensated officers of the company based on a subjective assessment of individual performance. The Compensation Committee is responsible for determining the CEO's bonus and the CEO makes recommendations to the Compensation Committee regarding allocation of the bonus pool to the four other most highly compensated executive officers of the company, which the Compensation Committee then approves or disapproves. Subject to certain guidelines based on salary levels, bonuses are entirely discretionary, with exceptional efforts and results rewarded disproportionately.

STOCK OPTIONS

The Committee believes that its stock option program appropriately links executive interest to stockholder value. The company makes annual option grants to eligible employees based on performance and issues options to certain employees upon initial employment and (promotion) and in connection with entering into certain new employment arrangements.

The number of options available for grant each year and the allocation of options is determined as described below. At the end of the year, an aggregate option pool available for grant to company executives is proposed by senior management and reviewed with and approved by the Compensation Committee and the Stock Option Committee. As is the case with bonuses, once the option pool is established, senior USV management are responsible for making recommendations to the Compensation Committee regarding allocation to executives other than the five most highly compensated executive officers. As is the case with bonuses, the CEO makes recommendations to the Compensation Committee regarding option grants to the four most highly compensated executive officers other than the CEO and the Compensation Committee determines the number of options to be granted to the CEO. Subject to certain guidelines based on salary levels, option grants from the established pool are discretionary. In addition, a certain number of options are set aside each year for extraordinary grants to new hires, renewals or other grants that fall outside the annual grant program. All grants are reviewed and approved by the Compensation Committee and the Stock Option Committee, and the vast majority of the options granted vest over a three-year period.

SUMMARY

The Compensation Committee believes that the company's executive compensation program must continually provide executives with a strong incentive to focus on and achieve the company's business objectives and link a significant portion of long-term remuneration directly to stock price appreciation realized by all of the company's shareholders. By assuring that executives are appropriately compensated and therefore motivated, the long-term interests of shareholders will be best served. The actions taken by the Compensation Committee in 2000 were consistent with this focus and the principles outlined above.

Submitted by the Compensation Committee of the company's Board of Directors

Dennis J. Shaughnessy (Chairman)
G. Kenneth Macrae
Richard K. McDonald

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Neither Messrs. Shaughnessy, Macrae or McDonald is an officer or employee, or former officer or employee, of the company or any of its subsidiaries. No interlocking relationship exists between the members of the company's Board or Compensation Committee and the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past.

PERFORMANCE GRAPH

The following Performance Graph compares, for the period that our Peer Group common stock has been publicly traded (since December 2, 1997), the cumulative total stockholder return for the company, The Nasdaq Stock Market (U.S. Compares) Index (the "Nasdaq Market Index"), and The Peer Group Index (the "Peer Group Index"). The Peer Group Index consists of the company and the following companies which are engaged primarily in the retail optical business: Cole National Corporation; Luxottica; Vista Eyecare, Inc.; and Emerging Vision, Inc. The Performance Graph assumes that $100 was invested beginning on the date of our initial public offering in each of USV and the indexes. Total return performance for the Nasdaq Market Index and the Peer Group Index is weighted based on the market capitalization of the companies included in each index and assumes that dividends are reinvested. In fiscal 2000, we did not declare or pay any dividends on our common stock. Immediately following the Performance Graph is a chart of the numerical plot-points that support the graph. We caution that the stock price performance shown in the graph below should not be considered indicative of potential future stock price performance.


                          TOTAL RETURN TO STOCKHOLDERS
                      (Assumes $100 Investment on 12/2/97)


                           12/02/1997        01/30/1998        1/29/1999        01/31/2000        01/31/2001
                           ----------        ----------        ---------        ----------        ----------

U.S. Vision, Inc           $100.00           $106.94            $ 79.17           $ 31.60          $ 47.23
Nasdaq Market Index        $100.00           $112.42            $ 88.43           $131.41          $220.18
Peer Group Index           $100.00           $100.89            $156.72           $247.15          $173.91


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

STOCK OWNERSHIP

The following table sets forth, as of January 31, 2001, certain information regarding the beneficial ownership of our common stock by:

         o Each person or entity who is known by us to own beneficially 5% or more of our outstanding common stock;

         o        each director of the company;

         o        each of our Named Executive Officers; and

         o        all of our directors and executive officers as a group.

                                                                                       OPTIONS OR
                                                                                        WARRANTS
                                                                                       EXERCISABLE
              NAME AND ADDRESS                           NUMBER OF SHARES               WITHIN 60           PERCENTAGE OF SHARES
            OF BENEFICIAL OWNER                        BENEFICIALLY OWNED(1)               DAYS            BENEFICIALLY OWNED(1)
            -------------------                        ---------------------       ----------------------  ---------------------
Norcross Roberts Group ...........................         1,848,675                       --                     23.7%
     c/o George E. Norcross III
     1701 Route 70 East
     Cherry Hill, NJ 08034
Grotech Partners IV, L.P. ........................         1,583,951                       --                     20.3%
     9690 Deereco Road
     Timinium, MD 21093
Stolberg Partners, L.P. ..........................         1,525,159                       --                     19.5%
     767 Third Avenue
     New York, NY 10017
Constitution Partners I, L.P. ....................           487,228                       --                      6.2%
     600 Grant Street, 57th Floor, USX Tower
     Pittsburgh, PA 15219
William A. Schwartz(2) ...........................            60,190                  228,735                      3.6%
Dennis J. Shaughnessy(3) .........................         1,953,795                   39,000                     25.4%
J. Roger Sullivan, Jr.(3) ........................         1,953,795                   39,000                     25.4%
Richard K. McDonald(4) ...........................           737,254                   19,500                      9.6%
George T. Gorman(2) ..............................                --                   80,665                      1.0%
Gayle E. Schmidt(2) ..............................             1,040                   76,050                        *
George E. McHenry, Jr.(2) ........................                --                   76,050                        *
Peter M. Troup ...................................             8,228                   63,944                        *
G. Kenneth Macrae ................................             2,471                   27,618                        *
Directors and executive
  officers as a group
  (9) persons ....................................         2,762,978                  650,562                     40.4%

----------

 *       Represents less than 1%

(1) Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Except as otherwise indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of Class A common stock shown as beneficially owned by them.

(2) The address of Messrs. Schwartz, Gorman and McHenry, and Ms. Schmidt is c/o U.S. Vision, Inc., One Harmon Drive, Glendora, NJ 08029.

(3) The shares of stock listed in Mr. Shaughnessy's and Mr. Sullivan's name are owned by Grotech Partners IV, L.P., Grotech Partners III, L.P., Grotech III Companion Fund, L.P. and Grotech III Pennsylvania Fund, L.P., each a limited partnership in which Mr. Shaughnessy and Mr. Sullivan serve as directors or officers of the respective general partners. Grotech Capital Group, Inc., the general partner of Grotech Partners III, L.P., Grotech III Companion Fund, L.P. and Grotech III Pennsylvania Fund, L.P., is the holder of 1,295 of these shares. Grotech Capital Group IV, LLC, the general partner of Grotech Partners IV, L.P., is the holder of 3,166 of these shares. Messrs. Shaughnessy and Sullivan disclaim beneficial ownership of these shares for all purposes. (1)

(4) A portion of these shares of stock held in Mr. McDonald's name are owned by M&M General Partnership and Constitution Partners I, L.P., each a limited partnership in which Mr. McDonald serves as a director or officer of the respective general partners. Mr. McDonald disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest therein.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Since 1990, we have leased a retail store, office and administrative space located in a 7,000 square foot building in Philadelphia, Pennsylvania, from a limited partnership in which William A. Schwartz, Jr., Gayle E. Schmidt and George E. McHenry, Jr., each of whom is an executive officer of the company and a 10% limited partner of the partnership. Mr. Schwartz is also the general partner of the partnership. We made payments to the partnership of $136,600, $148,600 and $153,000 in fiscal 1998, 1999 and 2000, respectively. Management believes that the lease terms are comparable to those that could have been obtained pursuant to an arm's length transaction with unaffiliated partners.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

FINANCIAL STATEMENTS

         The following financial statements of the company are filed as a part of this report:

                                                                                                               PAGE

Report of Independent Auditors..................................................................................F-1
Consolidated Balance Sheets as of January 31, 2001 and 2000.....................................................F-2
Consolidated Statements of Operations -- For the Fiscal Years Ended
  January 31, 2001, 2000 and 1999...............................................................................F-3
Consolidated Statements of Shareholders' Equity -- For the Fiscal Years Ended
  January 31, 2001, 2000 and 1999 ..............................................................................F-4
Consolidated Statements of Cash Flows --For the Fiscal Years Ended
  January 31, 2001, 2000 and 1999...............................................................................F-5
Notes to Consolidated Financial Statements......................................................................F-6

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

21+      Subsidiaries of the Company

23+      Consent of Independent Auditors

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

                                U. S. VISION, INC.


May 31, 2001                    By:   /s/ William A. Schwartz, Jr.
                                   -------------------------------
                                      William A. Schwartz, Jr., President and
                                      Chief Executive Officer

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 31, 2001.

         Signature                                            Capacity



    /s/ William A. Schwartz, Jr.                              President, Chief Executive Officer and Director
--------------------------------------------                  (Principal Executive Officer)
   William A. Schwartz, Jr.


    /s/ George E. McHenry, Jr.                                Executive Vice President and Chief Financial Officer
--------------------------------------------                  (Principal Financial and Accounting Officer)
   George E. McHenry, Jr.


    /s/ Dennis J. Shaughnessy                                 Director
--------------------------------------------
   Dennis J. Shaughnessy


    /s/ J. Roger Sullivan, Jr.                                Director
--------------------------------------------
   J. Roger Sullivan, Jr.


    /s/ Richard K. McDonald                                   Director
--------------------------------------------
   Richard K. McDonald


    /s/ G. Kenneth Macrae                                     Director
--------------------------------------------
   G. Kenneth Macrae


     /s/ Peter M. Troup                                       Director
 -------------------------------------------
   Peter M. Troup

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


                                                           /s/ Ernst & Young LLP


Philadelphia, Pennsylvania
March 16, 2001

                                U.S. Vision, Inc.

                           Consolidated Balance Sheets

           (Dollars in thousands, except share and per share amounts)


                                                                                              JANUARY 31,
                                                                                     -------------------------------
                                                                                        2001                 2000
                                                                                     ----------           ----------


ASSETS



Current assets:
     Cash .................................................................          $      240           $      454
     Accounts receivable ..................................................              10,879               12,006
     Inventory ............................................................              20,954               23,785
     Prepaid expenses and other ...........................................               1,130                  542
                                                                                     ----------           ----------
Total current assets ......................................................              33,203               36,787
Property, plant, and equipment, net .......................................              40,524               37,890
Goodwill, net of accumulated amortization of $1,217 and $868, respectively
                                                                                          6,356                6,705
OTHER .....................................................................                 995                1,651
                                                                                     ----------           ----------
TOTAL ASSETS ..............................................................          $   81,078           $   83,033
                                                                                     ==========           ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable--trade ..............................................          $    4,865           $   10,094
     Accrued expenses .....................................................               6,483                5,859
     Current portion of obligations under capital lease ...................                 945                  646
     Current portion of long-term debt ....................................                 450                1,061
                                                                                     ----------           ----------
Total current liabilities .................................................              12,743               17,660
Obligations under capital lease ...........................................               2,272                1,759
Long-term debt, less current portion ......................................              16,112               18,610
Other long-term liabilities ...............................................                 505                  353
Shareholders' equity:
     Common stock, $0.01 par value:
          Authorized shares--15,000,000, issued and outstanding
               shares--7,802,942
                                                                                             78                   78
     Additional paid-in capital ...........................................             115,766              115,766
     Accumulated deficit ..................................................             (66,398)             (71,193)
                                                                                     ----------           ----------
Total shareholders' equity ................................................              49,446               44,651
                                                                                     ----------           ----------
Total liabilities and shareholders' equity ................................          $   81,078           $   83,033
                                                                                     ==========           ==========



          See accompanying notes to consolidated financial statements.

                                U.S. Vision, Inc.

                      Consolidated Statements of Operations

                (Dollars in thousands, except per share amounts)







                                                                                YEAR ENDED JANUARY 31,
                                                                 ---------------------------------------------------
                                                                    2001                2000                 1999
                                                                 ----------          ----------           ----------



Net sales .............................................          $  147,617          $  143,419           $  131,491
Cost of sales .........................................              44,645              45,516               40,648
                                                                 ----------          ----------           ----------
Gross profit ..........................................             102,972              97,903               90,843
Operating expenses:
    Selling, general, and administrative
       expenses .......................................              92,070              91,726               79,119
    Special non-recurring charges .....................                 752               2,835                   --
    Depreciation and amortization .....................               4,708               4,670                3,879
                                                                 ----------          ----------           ----------
                                                                     97,530              99,231               82,998
                                                                 ----------          ----------           ----------

Operating income (loss) ...............................               5,442              (1,328)               7,845

Interest expense, net .................................                 456                 469                   21
                                                                 ----------          ----------           ----------

Income (loss) before income tax provision .............               4,986              (1,797)               7,824
Income tax provision ..................................                 191                  22                  355

                                                                 ----------          ----------           ----------
Net income (loss) .....................................          $    4,795          $   (1,819)          $    7,469
                                                                 ==========          ==========           ==========
Net income (loss) per share - basic ...................          $     0.61          $    (0.23)          $     0.96
                                                                 ==========          ==========           ==========
Net income (loss) per share - assuming dilution .......          $     0.61          $    (0.23)          $     0.94
                                                                 ==========          ==========           ==========



          See accompanying notes to consolidated financial statements.

                                U.S. Vision, Inc.

           Consolidated Statements of Changes in Shareholders' Equity

                        (In thousands, except share data)






                                            COMMON STOCK
                                        ($0.01 PAR VALUE PER
                                               SHARE)                     ADDITIONAL                              TOTAL
                                    -----------------------------          PAID-IN         ACCUMULATED        SHAREHOLDERS'
                                      SHARES             AMOUNT            CAPITAL           DEFICIT             EQUITY
                                    ----------         ----------         ----------        ----------         ----------


Balance at January 31, 1998          7,770,679         $       78         $  115,583        $  (76,843)        $   38,818
Net income                                                                                       7,469              7,469
Additional initial public
     offering costs                                                             (174)                               (174)
Stock issuance in connection
      with acquisition                  16,700                 --                200                                  200
Stock issuance in connection
     with director stock
     compensation plan                  15,563                 --                157                                  157
                                    ----------         ----------         ----------        ----------         ----------
Balance at January 31, 1999          7,802,942                 78            115,766           (69,374)            46,470
Net  loss                                                                                       (1,819)            (1,819)
                                    ----------         ----------         ----------        ----------         ----------
Balance at January 31, 2000          7,802,942                 78            115,766           (71,193)            44,651
Net income                                                                                       4,795              4,795
                                    ----------         ----------         ----------        ----------         ----------
Balance at January 31, 2001          7,802,942         $       78         $  115,766        $  (66,398)        $   49,446
                                    ==========         ==========         ==========        ==========         ==========





          See accompanying notes to consolidated financial statements.

                                U.S. Vision, Inc.

                      Consolidated Statements of Cash Flows

                                 (In thousands)




                                                                                   YEAR ENDED JANUARY 31,
                                                                       ------------------------------------------
                                                                         2001             2000             1999
                                                                       --------         --------         --------


CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                      $  4,795         $ (1,819)        $  7,469
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Depreciation and amortization                                        4,708            4,670            3,879
     Special non-recurring charges                                          396            2,835               --
     Changes in operating assets and liabilities, net of
     effect of acquisitions:
       Accounts receivable                                                1,127            1,104           (1,547)
       Inventory                                                          2,831           (2,918)          (4,275)
       Other                                                                 49             (953)            (415)
       Accounts payable - trade                                          (5,229)           2,200            1,718
       Accrued expenses                                                     777              203             (396)
                                                                       --------         --------         --------
Net cash provided by operating activities                                 9,454            5,322            6,433

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property, plant, and equipment, net                    (6,313)          (9,601)          (8,894)
     Acquisitions                                                            --             (795)          (1,892)
                                                                       --------         --------         --------
Net cash used in investing activities                                    (6,313)         (10,396)         (10,786)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings:
   Revolving line of credit                                              72,560           75,570           29,265
   Other                                                                    682              870              424
Repayments of borrowings:
   Revolving line of credit                                             (74,741)         (69,680)         (23,090)
   Term loans                                                              (381)            (355)            (524)
   Other                                                                 (1,475)          (1,570)          (1,220)
1997 initial public offering costs                                           --               --             (174)
                                                                       --------         --------         --------
   Net cash provided by (used in) financing activities                   (3,355)           4,835            4,681
                                                                       --------         --------         --------
Net increase (decrease) in cash                                            (214)            (239)             328
Cash at beginning of period                                                 454              693              365
                                                                       --------         --------         --------
Cash at end of period                                                  $    240         $    454         $    693
                                                                       ========         ========         ========

Supplemental disclosure of cash flow information:
Interest paid                                                          $  1,434         $  1,065         $    554
                                                                       ========         ========         ========
Income taxes paid                                                      $    188         $    863         $    235
                                                                       ========         ========         ========
Supplemental schedule of non-cash investing and
   financing activities:
Capital lease obligations incurred                                     $  1,575         $     45         $     --
                                                                       ========         ========         ========
Note payable incurred in connection with acquisitions                  $     --         $    758         $  1,206
                                                                       ========         ========         ========






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

                                U.S. Vision, Inc.


             Notes to Consolidated Financial Statements (continued)





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

3. INVENTORY

Inventory is as follows (In thousands):



                              JANUARY 31,
                         2001            2000
                       --------        --------

Finished goods         $ 20,954        $ 22,810
Work-in-process              --             870
Raw materials                --             105
                       --------        --------
                       $ 20,954        $ 23,785
                       ========        ========

                                U.S. Vision, Inc.

             Notes to Consolidated Financial Statements (continued)



4.     PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment is as follows (In thousands):



                                               JANUARY 31,
                                          2001            2000
                                        --------        --------


Land and buildings                      $  8,018        $  7,303
Leasehold improvements                    10,641          10,242
Machinery and equipment                   22,639          21,460
Data processing equipment and
   related capitalized costs              17,744          15,310
Furniture and fixtures                    16,653          14,684
                                        --------        --------
                                          75,695          68,999
   Less accumulated depreciation          35,171          31,109
                                        --------        --------
                                        $ 40,524        $ 37,890
                                        ========        ========






5.     LONG-TERM DEBT

Long-term debt is as follows (In thousands):


                                                                                              JANUARY 31,
                                                                                          2001            2000
                                                                                        --------        --------


$20,000,000 Revolving Line of Credit which expires on December 31, 2002
Interest is payable monthly at the lower of prime, as defined, or the thirty day rate for U.S. Treasury Bills plus 250 basis points (8.08% at January 31, 2001)
The revolving line of credit is secured by substantially all the assets of the
Company                                                                                 $ 12,033        $ 14,214


DRPA Term Loan due February 1, 2010. Requires quarterly payments of $13,322, which includes principal and interest at 2%. Final payment of $702,434 is due on
January 31, 2010. The term loan is secured by the land and building of the
Corporate headquarters                                                                     1,022           1,054

DRPA Term Loan due February 1, 2010. Requires quarterly payments of $25,313, which includes principal and interest at 2%. Final payment of $1,334,625 is due on January 31, 2010. The term loan is secured by the land and building of the
New Jersey manufacturing facility                                                          1,942           2,004

                                U.S. Vision, Inc.


             Notes to Consolidated Financial Statements (continued)





5.     LONG-TERM DEBT (CONTINUED)




DRPA Term Loan due on June 7, 2005. Requires quarterly payments of $33,175, which includes principal and interest at 2%. The term loan is secured by certain
equipment located in the New Jersey manufacturing facility                                  539            660

Mortgage loan payable due October 2004. Requires monthly payments of $5,121, which includes principal and interest at 8.5%. Final payment of $413,000 is due on October 2004. The loan is secured by the land and building of the New Jersey
distribution facility                                                                       497            516

Note payable to stockholder due July 7, 2001. Requires quarterly payments of
$41,666 plus simple interest based on the prime rate at the
first day of each calendar quarter (9.0% at January 31, 2001)                                83            249

Other                                                                                       446            974
                                                                                        -------        -------

                                                                                         16,562         19,671

Less current portion                                                                        450          1,061
                                                                                        -------        -------

                                                                                        $16,112        $18,610
                                                                                        =======        =======

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


Maturities of long-term debt for each of the next five years and thereafter are as follows (In thousands):



       YEAR ENDED JANUARY 31,
       ----------------------


2002                           $   450
2003                            12,405
2004                               371
2005                               727
2006                               145
Thereafter                       2,464
                               -------
                               $16,562
                               =======

                                U.S. Vision, Inc.


             Notes to Consolidated Financial Statements (continued)


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


Future minimum payments required under capital leases and noncancellable operating leases with lease terms in excess of one year as of January 31, 2001, are as follows (In thousands):



                                                             CAPITAL                 OPERATING
           YEAR ENDED JANUARY 31,                            LEASES                    LEASES
           ----------------------                          ----------                ---------

           2002                                            $    1,226                $    935
           2003                                                 1,048                     569
           2004                                                   688                     294
           2005                                                   408                     167
           2006                                                   187                      45
           Thereafter                                              -                       10
                                                           ----------                --------
           Total lease payments                                 3,557                $  2,020
                                                                                     ========
           Less amount representing interest                      340
                                                           ----------
           Present value of minimum capitalized
               lease payments                                   3,217
           Less current portion                                   945
                                                           ----------
           Long-term portion                               $    2,272
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

7.     INCOME TAXES

The components of the income tax provision are as follows (In thousands):

                                    YEAR ENDED JANUARY 31,
                            ------------------------------------
                             2001           2000           1999
                            ------         ------         ------
Current provision           $  217         $   48         $  476
Deferred benefit               (26)           (26)          (121)
                            ------         ------         ------
Income tax provision        $  191         $   22         $  355
                            ======         ======         ======


Deferred income tax liabilities and assets result from differences in the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements. Significant components of the Company's deferred income taxes are as follows (In thousands):

                                                      YEAR ENDED JANUARY 31,
                                            ------------------------------------------
                                              2001             2000             1999
                                            --------         --------         --------
Deferred tax assets:
      Net operating loss carryover          $  5,347         $  5,856         $  5,730
      Inventory costs                            466            1,262              414
      Alternative Minimum Tax Credit             258              232              206
      Other                                      196              124              170
      Store closing reserves                       8              171              199
                                            --------         --------         --------
Total deferred tax assets                      6,275            7,645            6,719
Valuation allowance                           (3,970)          (5,451)          (4,965)
                                            --------         --------         --------
Net deferred tax assets                        2,305            2,194            1,754
                                            --------         --------         --------
Deferred tax liability:
      Depreciation                            (2,047)          (1,962)          (1,548)
                                            --------         --------         --------
Total deferred tax liability                  (2,047)          (1,962)          (1,548)
                                            --------         --------         --------

Net deferred tax asset                      $    258         $    232         $    206
                                            ========         ========         ========


The deferred tax valuation reserve decreased by $1,481,000 and increased by $486,000 for fiscal 2000 and 1999, respectively. The valuation reserve has been established to eliminate the benefit of all net deferred tax assets except for the credit on the Alternative Minimum Tax.

                                U.S. Vision, Inc.


             Notes to Consolidated Financial Statements (continued)





7.    INCOME TAXES (CONTINUED)


A reconciliation of the income tax provision with amounts determined by applying the U.S. Statutory rate to income before income tax is as follows (in thousands):


                                                             YEAR ENDED JANUARY 31,
                                                    2001             2000             1999
                                                  --------         --------         --------


Income tax provision at the statutory rate        $  1,738         $   (611)        $  2,660

Amortization of goodwill                                99               83               54
Nondeductible expenses                                  61              121               47
Increase (decrease) in deferred tax
       asset valuation reserve                      (1,481)             486           (2,691)
State income tax provision                             111               76              136
Other taxes                                           (337)            (133)             149
                                                  --------         --------         --------
Income tax provision                              $    191         $     22         $    355
                                                  ========         ========         ========


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


8.     NET INCOME PER SHARE


The following table (In thousands except per share data) presents the calculation of earnings per share for the periods indicated.

                                                            YEAR ENDED JANUARY 31,
                                                     2001            2000             1999
                                                   --------        --------         --------


Net income available to common shareholders        $  4,795        $ (1,819)        $  7,469
                                                   --------        --------         --------
Basic average common shares outstanding               7,803           7,803            7,789
Effect of dilutive securities:
      Options and warrants                               33              --              175
                                                   --------        --------         --------


Diluted average common shares outstanding             7,836           7,803            7,964
                                                   --------        --------         --------
Net income per share - basic applicable to
         common shareholders                       $   0.61        $  (0.23)        $   0.96
                                                   ========        ========         ========
Net income per share - assuming dilution
         applicable to common shareholders         $   0.61        $  (0.23)        $   0.94
                                                   ========        ========         ========



Options to purchase shares of common stock have no impact on earnings per share for the year ended January 31, 2000, as their effect was antidilutive.

                                U.S. Vision, Inc.


             Notes to Consolidated Financial Statements (continued)





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


                                          UNITED STATES           CANADA            CONSOLIDATED
                                          -------------        ------------         ------------
                                                              (In thousands)

YEAR ENDED JANUARY 31, 2001
Sales to customers                        $    141,616         $      6,001         $    147,617
Operating income (loss)                          6,615               (1,173)               5,442
Property, plant and equipment, net              38,535                1,989               40,524

YEAR ENDED JANUARY 31, 2000
Sales to customers                        $    140,463         $      2,956         $    143,419
Operating income (loss)                           (333)                (995)              (1,328)
Property, plant and equipment, net              37,010                  880               37,890

YEAR ENDED JANUARY 31, 1999
Sales to customers                        $    131,491         $         --         $    131,491
Operating income (loss)                          7,845                   --                7,845

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

                                U.S. Vision, Inc.

13.    STOCK BASED COMPENSATION PLANS (CONTINUED)



The following table summarizes the Company's stock option activity:



                                                                   YEAR ENDED JANUARY 31,
                                -------------------------------------------------------------------------------------------
                                           2001                              2000                           1999
                                ---------------------------     ---------------------------     ---------------------------
                                                 Weighted                        Weighted                        Weighted
                                                  Average                        Average                         Average
                                  Number         Exercise         Number         Exercise          Number        Exercise
                                 of shares         Price         of shares        Price          of shares         Price
                                -----------     -----------     -----------     -----------     -----------     -----------

Options outstanding at
      beginning of year           1,010,473     $      9.09       1,086,523     $      8.99         769,523     $      7.75
Granted                             797,467            3.00              --              --         317,000           12.00
Forfeited                           107,420            7.34          76,050            7.69              --              --
                                -----------     -----------     -----------     -----------     -----------     -----------

Options outstanding
      at end of year              1,700,520     $      6.31       1,010,473     $      9.09       1,086,523     $      8.99
                                ===========     ===========     ===========     ===========     ===========     ===========

Exercisable at end of year          906,665     $      8.52         851,973     $      8.54         832,440     $      8.14

Available for future grants         451,595                         419,385                         343,335



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


                     Pro Forma        Pro Forma - Diluted
Fiscal Year Ended    Net Income        Net Income (Loss)
   January 31,         (Loss)              Per Share
-----------------   -----------       -------------------

       2001         $ 3,970,000          $      0.51
       2000         $(2,300,000)         $     (0.29)
       1999         $ 6,700,000          $      0.85

                                U.S. Vision, Inc.


             Notes to Consolidated Financial Statements (continued)





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

                                 EXHIBIT INDEX

         EXHIBIT
         NUMBER             DESCRIPTION
         -------            -----------
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

         21+      Subsidiaries of the Company

         23+      Consent of Independent Auditors


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