Form 10-Q
period 2001-04-30
U S VISION INC
filed 2001-06-14
CIK 1045639

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        --------------------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2001.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of June 1, 2001 there were 7,802,942 shares of the registrant's common stock outstanding.

                                U.S. VISION, INC.
                                TABLE OF CONTENTS

                                                                           Page
                                                                          Number
PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements

         Condensed Consolidated Balance Sheets (Unaudited)
         April 30, 2001 and January 31, 2001 ..............................   1

         Condensed Consolidated Statements of Income (Unaudited)
         Three Months Ended April 30, 2001 and 2000........................   2

         Condensed Consolidated Statements of Cash Flow (Unaudited)
         Three Months Ended April 30, 2001 and 2000........................   3

         Notes to Condensed Consolidated Financial Statements (Unaudited)..   4

 Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations.....................   6


PART II. OTHER INFORMATION

 Item 6. Exhibits and Reports on Form 8-K..................................   9


SIGNATURES.................................................................  10

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                U.S. VISION, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)


                                                                      April 30,       January 31,
                                                                         2001             2001
                                                                      ---------       -----------
     ASSETS
     Current assets:
              Cash                                                    $     251        $     240
              Accounts receivable                                        10,686           10,879
              Finished goods inventory                                   20,322           20,954
              Prepaid expenses and other                                  1,025            1,130
                                                                      ---------        ---------
     Total current assets                                                32,284           33,203
     Property, plant, and equipment, net                                 39,545           40,524
     Goodwill, net of accumulated amortization of
       $1,304 and $1,217, respectively                                    6,269            6,356
     Other                                                                  869              995
                                                                      ---------        ---------
                                                                      $  78,967        $  81,078
                                                                      =========        =========

     LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities:
              Accounts payable -- trade                               $   7,896        $   4,865
              Accrued expenses                                            4,355            6,483
              Current portion of obligations under capital lease          1,010              945
              Current portion of long-term debt                             436              450
                                                                      ---------        ---------
     Total current liabilities                                           13,697           12,743
     Obligations under capital lease                                      2,086            2,272
     Long-term debt, less current portion                                11,759           16,112
     Other long-term liabilities                                            505              505
     Shareholders' equity:
              Common stock, $0.01 par value:
                 Authorized shares -- 15,000,000, issued and
                 outstanding shares -- 7,802,942                             78               78
              Additional paid-in capital                                115,766          115,766
              Accumulated deficit                                       (64,924)         (66,398)
                                                                      ---------        ---------
     Total shareholders' equity                                          50,920           49,446
                                                                      ---------        ---------
     Total liabilities and shareholders' equity                       $  78,967        $  81,078
                                                                      =========        =========

     See accompanying notes to condensed consolidated financial statements.

                                U.S. VISION, INC
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)


                                                     Three Months Ended
                                                          April 30,
                                                    ---------------------
                                                      2001          2000
                                                    -------       -------
     Net sales                                      $36,805       $41,894
     Cost of sales                                   11,148        12,854
                                                    -------       -------
     Gross profit                                    25,657        29,040

     Operating expenses:
              Selling, general, and administrative
                       expenses                      22,529        25,063
              Depreciation and amortization           1,325         1,358
                                                    -------       -------
                                                     23,854        26,421
                                                    -------       -------

     Operating income                                 1,803         2,619
     Interest expense, net                              288           149
                                                    -------       -------

     Income before income tax provision               1,515         2,470
     Income tax provision                                41           125
                                                    -------       -------
     Net income                                     $ 1,474       $ 2,345
                                                    =======       =======
     Net income per share - basic                   $  0.19       $  0.30
                                                    =======       =======
     Net income per share - assuming dilution       $  0.19       $  0.30
                                                    =======       =======


     See accompanying notes to condensed consolidated financial statements.

                                U.S. VISION, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                             (Dollars in thousands)
                                   (Unaudited)

                                                             Three Months Ended
                                                                  April 30,
                                                            --------------------
                                                              2001        2000
                                                            --------    --------
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                 $  1,474    $  2,345
 Adjustments to reconcile net income to net
 cash provided by (used in) operating
 activities:
     Depreciation and amortization                             1,325       1,358
     Gain on sale of manufacturing facility                     (412)         --
     Changes in operating assets and liabilities:
         Accounts receivable                                     621         749
         Inventory                                               632       1,248
         Other                                                   225        (200)
         Accounts payable - trade                              3,031      (1,606)
         Accrued expenses                                     (2,465)       (338)
                                                            --------    --------
 Net cash provided by operating activities                     4,431       3,556

 CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property, plant, and equipment, net               (746)     (1,772)
 Proceeds from sale of manufacturing facility                    899          --
                                                            --------    --------
 Net cash provided by (used in) investing activities             153      (1,772)

 CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from borrowings:
     Revolving line of credit                                 17,666      19,944
     Other                                                        --         300
 Repayments of borrowings:
     Revolving line of credit                                (21,901)    (21,325)
     Term loans                                                  (96)       (101)
     Other                                                      (242)       (432)
                                                            --------    --------
 Net cash used in financing activities                        (4,573)     (1,614)
                                                            --------    --------
 Net increase in cash                                             11         170
 Cash at beginning of period                                     240         454
                                                            --------    --------
 Cash at end of period                                      $    251    $    624
                                                            ========    ========


See accompanying notes to condensed consolidated financial statements.

                                U.S. VISION, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       BASIS OF FINANCIAL STATEMENT PRESENTATION

        The accompanying unaudited condensed consolidated financial statements of U.S. Vision, Inc. and its wholly owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the company's audited consolidated financial statements and notes which are included in the company's annual report on Form 10-K, as amended, for the fiscal year ended January 31, 2001. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. Operating results for the interim period are not necessarily indicative of results that may be expected for the fiscal year ending January 31, 2002.

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

                                                Three Months Ended
                                                     April 30,
                                                ------------------
                                                 2001       2000
                                                ------     ------
 Net income                                     $1,474     $2,345
                                                ======     ======

 Basic average common shares outstanding         7,803      7,803

 Effect of dilutive securities:

          Options                                  149         --
                                                ------     ------


 Diluted average common shares outstanding       7,952      7,803
                                                ======     ======

 Net income per share - basic                   $ 0.19     $ 0.30

 Net income per share - assuming dilution       $ 0.19     $ 0.30

                                U.S. VISION, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following table sets forth selected statement of operations data expressed as a percentage of net sales for the periods indicated:

                                                       Three Months Ended
                                                             April 30,
                                                      --------------------
                                                        2001         2000
                                                      -------       ------
Net sales                                               100.0%       100.0%
Cost of sales                                            30.3         30.7
                                                      -------       ------
     Gross profit                                        69.7         69.3
Operating expenses:
     Selling, general and administrative                 61.2         59.8
     Depreciation and amortization                        3.6          3.2
                                                      -------       ------
Operating income                                          4.9          6.3
Interest expense, net                                     0.8          0.4
                                                      -------       ------
Income before income tax provision                        4.1          5.9
Income tax provision                                      0.1          0.3
                                                      -------       ------
Net income                                                4.0%         5.6%
                                                      =======       ======


THREE MONTHS ENDED APRIL 30, 2001 COMPARED TO THREE MONTHS ENDED APRIL 30, 2000

         Net sales decreased $5.1 million, or 12.1%, from $41.9 million for the three months ended April 30, 2000 to $36.8 million for the three months ended April 30, 2001. The decrease was the result of a decrease in sales of $3.7 million caused by the closure of 88 unprofitable stores since May 2000 and a 3.7% decrease in comparable-store sales.

        Cost of sales, as a percentage of net sales, decreased by 0.4%, from 30.7% for the three months ended April 30, 2000 to 30.3% for the three months ended April 30, 2001. The decrease is a result of the savings in labor and material costs.

        Selling, general and administrative expenses, as a percentage of net sales, increased by 1.4% from 59.8% for the three months ended April 30, 2000 to 61.2% for the three months ended April 30, 2001 due to the lower sales volume. The expense decreased $2.5 million from $25.0 million for the three months ended April 30, 2000 to $22.5 million for the three months ended April 30, 2001. The reduction in expense is principally attributable to reduced salary expense as a result of store closings, lower rent expense due to the lower sales volume, and a $0.4 million gain from the cessation of operations in the company's Miami, Florida frame manufacturing facility.

        Interest expense increased $139,000 from $149,000 for the three months ended April 30, 2000 to $288,000 for the three months ended April 30, 2001. As of February 1, 2001, the company completed the development stage of its point of sale system and must now expense, instead of capitalize, all costs

                               U.S. VISION, INC.


incurred in connection with the completion of the point of sale system. Additionally, interest expense was lower during the quarter due to a lower outstanding balance on the revolving line of credit.


LIQUIDITY AND CAPITAL RESOURCES

        The company's primary source of cash for the first three months of fiscal 2001 was from operations. Cash and working capital at April 30, 2001 were $251,000 and $18.6 million, respectively, compared to $240,000 and $20.5 million, respectively, at January 31, 2001.

        For the three months ended April 30, 2001, cash provided by operating activities was $4.4 million compared to $3.5 million for the three months ended April 30, 2000. The $0.9 million increase resulted primarily from favorable changes in working capital, offset by a decrease in net income and accrued expenses.

        Cash provided by investing activities in the first three months of fiscal 2001 was $153,000 compared to cash used in investing activities of $1.8 million in the first three months of fiscal 2000. Capital expenditures during the first three months of fiscal 2001 of $746,000 were primarily for new store openings and new laboratory equipment.

        The company's principal external source of liquidity is its $20.0 million revolving line of credit with Commerce Bank, N.A. The revolving line of credit facility bears interest at the lower of the prime rate as published in the Wall Street Journal or the thirty (30) day rate for United States Treasury Bills plus 250 basis points, which was 7.20% as of April 30, 2001, and matures in December 2002. As of April 30, 2001, the company had $7.8 million outstanding under its revolving line of credit and $12.2 million of availability. The loan agreement prohibits the payment of dividends to stockholders and the company must maintain certain financial ratios including a specified net worth level, current ratio, and a fixed charge ratio. As of January 31, 2001, the company was in compliance with all the financial covenants. We do not believe that the financial covenants set forth in our revolving line of credit will have an adverse impact on our operations or future plans.

        We have commitments from Commerce BankLease, a unit of Commerce Bank, N.A., for a $2,000,000 five-year equipment lease financing facility. During fiscal 2000 and 1999, we executed the agreement and leased approximately $382,000 and $922,000, respectively of laboratory equipment and furniture and fixtures, which will be paid for over a period of 60 months. The leased laboratory equipment and furniture and fixtures have been recorded as a capital lease on the consolidated balance sheet.


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

                                U.S. VISION, INC.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A. EXHIBITS

        The following exhibits are filed as a part of this report:

        Exhibit
        Number      Exhibit
        -------     -------

        3.1*        Restated Certificate of Incorporation of the Company
        3.2*        Bylaws of the Company
        10.1*       Loan and Security Agreement between the Company and
                    Commerce Bank, as amended
        10.2*       Stock Option Plan, including form of Stock Option Agreement
        10.3*****   Amendment to Stock Option Plan
        10.4**      Subordinated Note Purchase Agreement
        10.5**      Amendment to Subordinated Note Purchase Agreement
        10.6**      J.C. Penney License Agreement
        10.7**      Vision Care Agreement
        10.8***     Employment Agreement for William A. Schwartz, Jr.
        10.9***     Form of Employment Severance Agreement
        10.10**     Form of Non-Statutory Option Agreement
        10.11**     Form of Indemnification Agreement
        10.12**     Stockholders' Agreement
        10.13**     Form of Sears Lease
        10.14**     Commerce Bank Mortgages and Schedules
        10.15**     DRPA Loan Documentation
        10.16****   Form of Warrant

        ------------------
        * Previously filed as an exhibit to the Form S-1 (Reg. No. 333-35819) filed with the Commission on September 17, 1997.

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

        ***** Previously filed as an exhibit to the company's Form 10-K for the fiscal year ended January 31, 2001, which was filed with the Securities and Exchange Commission on April 30, 2001.


B. REPORTS ON FORM 8-K

        On May 4, 2001, the company filed a report on Form 8-K in connection with its execution of an amended letter of intent covering the proposed acquisition of the company by the Norcross Roberts Group.

                                U.S. VISION, INC.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   U.S. VISION, INC.
                                   ---------------------------------------------
                                   (Registrant)


June 14, 2001                      /s/George E. McHenry
                                   ---------------------------------------------
                                   George E. McHenry, Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                                U.S. VISION, INC.

                                  EXHIBIT INDEX


Exhibit
Number       Exhibit
-------      -------
3.1*         Restated Certificate of Incorporation of the Company
3.2*         Bylaws of the Company
10.1*        Loan and Security Agreement between the Company and
             Commerce Bank, as amended
10.2*        Stock Option Plan, including form of Stock Option Agreement
10.3*****    Amendment to Stock Option Plan
10.4**       Subordinated Note Purchase Agreement
10.5**       Amendment to Subordinated Note Purchase Agreement
10.6**       J.C. Penney License Agreement
10.7**       Vision Care Agreement
10.8***      Employment Agreement for William A. Schwartz, Jr.
10.9***      Form of Employment Severance Agreement
10.10**      Form of Non-Statutory Option Agreement
10.11**      Form of Indemnification Agreement
10.12**      Stockholders' Agreement
10.13**      Form of Sears Lease
10.14**      Commerce Bank Mortgages and Schedules
10.15**      DRPA Loan Documentation
10.16****    Form of Warrant

--------------------------

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

***** Previously filed as an exhibit to the company's Form 10-K for the fiscal year ended January 31, 2001, which was filed with the Securities and Exchange Commission on April 30, 2001.