Form 10-Q
period 2001-07-31
U S VISION INC
filed 2001-09-13
CIK 1045639

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2001.

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

As of September 1, 2001 there were 7,802,942 shares of the registrant's common stock outstanding.

                                U.S. VISION, INC.
                                TABLE OF CONTENTS

                                                                                                 Page
                                                                                                Number

PART I.  FINANCIAL INFORMATION

      Item 1. Financial Statements

              Condensed Consolidated Balance Sheets (Unaudited)
              July 31, 2001 and January 31, 2001 .............................................    1

              Condensed Consolidated Statements of Operations (Unaudited)
              Three and Six Months Ended July 31, 2001 and 2000...............................    2

              Condensed Consolidated Statements of Cash Flows (Unaudited)
              Six Months Ended July 31, 2001 and 2000.........................................    3

              Notes to Condensed Consolidated Financial Statements (Unaudited)................    4

      Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations...................................    6


PART II. OTHER INFORMATION

      Item 6. Exhibits and Reports on Form 8-K................................................    9


SIGNATURES    ................................................................................   11

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                U.S. VISION, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                                         July 31,    January 31,
                                                                           2001          2001
                                                                        ---------    -----------
ASSETS

Current assets:
      Cash                                                              $     404      $     240
      Accounts receivable                                                  11,032         10,879
      Finished goods inventory                                             21,417         20,954
      Prepaid expenses and other                                              786          1,130
                                                                        ---------      ---------
Total current assets                                                       33,639         33,203
Property, plant, and equipment, net                                        39,359         40,524
Goodwill, net of accumulated amortization of  $1,391 and
 $1,217, respectively                                                       6,182          6,356
Other                                                                         724            995
                                                                        ---------      ---------
                                                                        $  79,904      $  81,078
                                                                        =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Accounts payable -- trade                                         $   7,120      $   4,865
      Accrued expenses                                                      5,021          6,483
      Current portion of obligations under capital lease                    1,017            945
      Current portion of long-term debt                                       368            450
                                                                        ---------      ---------
Total current liabilities                                                  13,526         12,743
Obligations under capital lease                                             1,870          2,272
Long-term debt, less current portion                                       13,398         16,112
Other long-term liabilities                                                   383            505
Shareholders' equity:
      Common stock, $0.01 par value:
            Authorized shares -- 15,000,000, issued and outstanding
              shares -- 7,802,942                                              78             78
      Additional paid-in capital                                          115,766        115,766
      Accumulated deficit                                                 (65,117)       (66,398)
                                                                        ---------      ---------
Total shareholders' equity                                                 50,727         49,446
                                                                        ---------      ---------
Total liabilities and shareholders' equity                              $  79,904      $  81,078
                                                                        =========      =========


     See accompanying notes to condensed consolidated financial statements.

                                U.S. VISION, INC
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                      Three Months Ended          Six Months Ended
                                                           July 31,                   July 31,
                                                    ----------------------     ---------------------
                                                      2001          2000         2001         2000
                                                    --------      --------     --------     --------
Net sales                                           $ 33,471      $ 36,771     $ 70,276     $ 78,665
Cost of sales                                          9,979        11,161       21,127       24,015
                                                    --------      --------     --------     --------
Gross profit                                          23,492        25,610       49,149       54,650

Operating expenses:
   Selling, general, and administrative
       expenses                                       22,073        23,326       44,602       48,389
   Depreciation and amortization                       1,324         1,135        2,649        2,493
                                                    --------      --------     --------     --------
                                                      23,397        24,461       47,251       50,882
                                                    --------      --------     --------     --------

Operating income                                          95         1,149        1,898        3,768
Interest expense, net                                    288            98          576          247
                                                    --------      --------     --------     --------

Income (loss) before income tax provision               (193)        1,051        1,322        3,521
Income tax provision                                       -            57           41          182
                                                    --------      --------     --------     --------
Net income (loss)                                   $   (193)     $    994     $  1,281     $  3,339
                                                    ========      ========     ========     ========
Net income (loss) per share - basic                 $  (0.02)     $   0.13     $   0.16     $   0.43
                                                    ========      ========     ========     ========
Net income (loss) per share - assuming dilution     $  (0.02)     $   0.13     $   0.16     $   0.43
                                                    ========      ========     ========     ========

     See accompanying notes to condensed consolidated financial statements.

                                U.S. VISION, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                        Six Months Ended
                                                            July 31,
                                                     ----------------------
                                                       2001          2000
                                                     --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                           $  1,281      $  3,339
Adjustments to reconcile net income to net cash
provided by operating activities:
   Depreciation and amortization                        2,649         2,493
   Gain on sale of manufacturing facility                (412)            -
   Changes in operating assets and liabilities:
     Accounts receivable                                  275         1,178
     Inventory                                           (463)        1,152
     Other                                                604          (116)
     Accounts payable - trade                           2,255          (877)
     Accrued expenses                                  (1,921)         (484)
                                                     --------      --------
Net cash provided by operating activities               4,268         6,685

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment, net       (1,736)       (3,400)
Proceeds from sale of manufacturing facility              899             -
                                                     --------      --------
Net cash used in investing activities                    (837)       (3,400)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings:
   Revolving line of credit                            37,943        36,294
   Other                                                    -           300
Repayments of borrowings:
   Revolving line of credit                           (40,477)      (38,846)
   Term loans                                            (192)         (190)
   Capital leases and other                              (541)         (843)
                                                     --------      --------
   Net cash used in financing activities               (3,267)       (3,285)
                                                     --------      --------
Net increase in cash                                      164             -
Cash at beginning of period                               240           454
                                                     --------      --------
Cash at end of period                                $    404      $    454
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

                                U.S. VISION, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

4. NET INCOME PER SHARE

      The following table (in thousands except per share data) presents the calculation of earnings per share for the periods indicated.

                                                     Three Months Ended        Six Months Ended
                                                          July 31,                 July 31,
                                                    --------------------     -------------------
                                                     2001          2000        2001        2000
                                                    -------      -------     -------     -------
Net income (loss)                                   $  (193)     $   994     $ 1,281     $ 3,339
                                                    =======      =======     =======     =======
Basic average common shares outstanding               7,803        7,803       7,803       7,803

Effect of dilutive securities:
     Options                                              -            -         136           -
                                                    -------      -------     -------     -------

Diluted average common shares outstanding             7,803        7,803       7,939       7,803
                                                    =======      =======     =======     =======
Net income (loss) per share - basic                 $ (0.02)     $  0.13     $  0.16     $  0.43

Net income (loss) per share - assuming dilution     $ (0.02)     $  0.13     $  0.16     $  0.43

                                U.S. VISION, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      The following table sets forth selected statement of operations data expressed as a percentage of net sales for the periods indicated:

                                              Three Months Ended      Six Months Ended
                                                   July 31,               July 31,
                                              ------------------      ----------------
                                              2001         2000       2001       2000
                                              -----        -----      -----      -----
Net sales                                     100.0%       100.0%     100.0%     100.0%
Cost of sales                                  29.8         30.4       30.1       30.5
                                              -----        -----      -----      -----
     Gross profit                              70.2         69.6       69.9       69.5
Operating expenses:
     Selling, general and administrative       65.9         63.4       63.4       61.5
     Depreciation and amortization              4.0          3.1        3.8        3.2
                                              -----        -----      -----      -----
Operating income                                0.3          3.1        2.7        4.8
Interest expense, net                           0.9          0.2        0.8        0.3
                                              -----        -----      -----      -----
Income (loss) before income tax provision      (0.6)         2.9        1.9        4.5
Income tax provision                            0.0          0.2        0.1        0.2
                                              -----        -----      -----      -----
Net income (loss)                              (0.6)%        2.7%       1.8%       4.3%
                                              =====        =====      =====      =====


THREE MONTHS ENDED JULY 31, 2001 COMPARED TO THREE MONTHS ENDED JULY 31, 2000

      Net sales decreased $3.3 million, or 9.0%, from $36.8 million for the three months ended July 31, 2000 to $33.5 million for the three months ended July 31, 2001. The decrease in sales was due to the closing of 95 unproductive stores and a 2.9% decrease in comparable-store sales.

      Cost of sales, as a percentage of net sales, decreased by 0.6%, from 30.4% for the three months ended July 31, 2000, to 29.8% for the three months ended July 31, 2001. The decrease was due to a decrease in labor costs.

      Selling, general and administrative expenses ("SG&A"), as a percentage of net sales, increased by 2.5% from 63.4% for the three months ended July 31, 2000 to 65.9% for the three months ended July 31, 2001 due to the lower sales volume. SG&A expenses decreased $1.2 million from $23.3 million for the three months ended July 31, 2000 to $22.1 million for the three months ended July 31, 2001. The reduction in SG&A expenses was principally due to lower rent expenses based on the lower sales volume and an overall decrease in operating expenses from the closing of unproductive stores.

      Interest expense increased $190,000 from $98,000 for the three months ended July 31, 2000 to $288,000 for the three months ended July 31, 2001. As of February 1, 2001, the company completed the development stage of its point of sale system and is expensing, instead of capitalizing, all costs incurred in connection with the completion of the point of sale system. Additionally, interest expense was lower during the quarter due to a lower outstanding balance on the company's revolving line of credit.

                                U.S. VISION, INC.

SIX MONTHS ENDED JULY 31, 2001 COMPARED TO SIX MONTHS ENDED JULY 31, 2000

      Net sales decreased $8.4 million, or 10.7%, from $78.7 million for the six months ended July 31, 2000 to $70.3 million for the six months ended July 31, 2001. The closure of 106 unproductive stores accounted for 7.4% or $6.0 million of the decrease in net sales. The remaining decrease in net sales was attributable to a 3.3% decrease in comparable-store sales.

      Cost of sales, as a percentage of net sales, decreased 0.4%, from 30.5% for the six months ended July 31, 2000 to 30.1% for the six months ended July 31, 2001. This change is a result of a decrease in labor costs.

      SG&A as a percentage of net sales, increased by 1.9% from 61.5% for the six months ended July 31, 2000 to 63.4% for the six months ended July 31, 2001. SG&A expenses decreased $3.8 million from $48.4 million for the six months ended July 31, 2000 to $44.6 million for the six months ended July 31, 2001. The reduction in SG&A expense was principally due to reduced salary expense as a result of the closing of unproductive stores and lower rent expenses based on the lower sales volume.

      Interest expense increased $329,000 from $247,000 for the six months ended July 31, 2000 to $576,000 for the six months ended July 31, 2001. As of February 1, 2001, the company completed the development stage of its point of sale system and is expensing, instead of capitalizing, all costs incurred in connection with the completion of the point of sale system. Additionally, interest expense was lower due to a lower outstanding balance on the revolving line of credit.


LIQUIDITY AND CAPITAL RESOURCES

      The company's primary source of cash for the first six months of fiscal 2001 was from operations. Cash and working capital at July 31, 2001 were $404,000 and $20.1 million, respectively, compared to $240,000 and $20.5 million, respectively, at January 31, 2001.

      For the six months ended July 31, 2001, cash provided by operating activities was $4.3 million compared to $6.7 million for the six months ended July 31, 2000. The $2.4 million decrease resulted principally from a decrease in net income.

      Cash used in investing activities in the first six months of fiscal 2001 was $837,000 compared to $3.4 million in the first six months of fiscal 2000. Capital expenditures during the first six months of fiscal 2001 of $1.7 million were primarily for new store openings and the beginning of the rollout of a new point of sale system in our stores.

      The company's principal external source of liquidity is its $20.0 million revolving line of credit with Commerce Bank, N.A. The revolving line of credit facility bears interest at the lower of the prime rate as published in the Wall Street Journal or the thirty (30) day rate for United States Treasury Bills plus 250 basis points, which was 7.20% as of July 31, 2001, and matures in December 2002. As of July 31, 2001, the company had $9.5 million outstanding under its revolving line of credit and $10.5 million of availability. The loan agreement prohibits the payment of dividends to stockholders and the company must maintain certain financial ratios including a specified net worth level, current ratio, and a fixed charge ratio. As of July 31, 2001, the company was in compliance with all the financial covenants. We

                                U.S. VISION, INC.

do not believe that the financial covenants set forth in our revolving line of credit will have an adverse impact on our operations or future plans.

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

      The company filed preliminary proxy materials on August 10, 2001 regarding the previously announced merger agreement with the NOROB Group, Inc. The Company expects to mail proxy materials to its shareholders sometime in October of this year and hold a special shareholder meeting to vote on the transaction sometime in November. Assuming the transaction is approved by our stockholders, the transaction will close promptly thereafter. The transaction is subject to the satisfaction of a number of conditions, some of which are beyond the company's control, and there can be no assurance that the transaction will be consummated as expected.


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

                                U.S. VISION, INC.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      A.    EXHIBITS

            The following exhibits are filed as a part of this report:

            Exhibit
            Number          Exhibit
            ------          -------
            2.1V*           Agreement and Plan of Merger
            3.1*            Restated Certificate of Incorporation of the Company
            3.2*            Bylaws of the Company
            10.1*           Loan and Security Agreement between the Company and Commerce Bank, as amended
            10.2*           Stock Option Plan, including form of Stock Option Agreement
            10.3V           Amendment to Stock Option Plan
            10.4**          Subordinated Note Purchase Agreement
            10.5**          Amendment to Subordinated Note Purchase Agreement
            10.6**          J.C. Penney License Agreement
            10.7**          Vision Care Agreement
            10.8***         Employment Agreement for William A. Schwartz, Jr.
            10.9***         Form of Employment Severance Agreement
            10.10**         Form of Non-Statutory Option Agreement
            10.11**         Form of Indemnification Agreement
            10.12**         Stockholders' Agreement
            10.13**         Form of Sears Lease
            10.14**         Commerce Bank Mortgages and Schedules
            10.15**         DRPA Loan Documentation
            10.16*V         Form of Warrant

            *     Previously filed as an exhibit to the Form S-1 (Reg. No. 333-35819) filed with the Commission on
                  September 17, 1997.

            **    Previously filed as an exhibit to Amendment No. 1 to the Form S-1 (Reg. No. 333-35819) filed with the Commission on October 29, 1997.

            ***   Previously filed as an exhibit to the company's report on Form 10-K for the fiscal year ended
                  January 31, 1998, which was filed with the Securities and Exchange Commission on April 30,
                  1999.

            *V    Previously filed as an exhibit to the company's report on Form 10-Q for the quarter ended July 31,
                  2000, which was filed with the Securities and Exchange Commission on September 13,
                  2000.

            V     Previously filed as an exhibit to the company's report on Form 10-K for the fiscal year ended
                  January 31, 2001, which was filed with the Securities and Exchange Commission on April 30,
                  2001.

            V*    Previously filed as an exhibit to the company's Form 8-K, which was filed with the Securities and
                  Exchange Commission on July 2, 2001.

                                U.S. VISION, INC.

B. REPORTS ON FORM 8-K

On July 2, 2001, the company filed a report on Form 8-K in connection with its entering into an Agreement and Plan of Merger with the Norcross Roberts Group.

                                U.S. VISION, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               U.S. VISION, INC.
                               ------------------------------------------------
                               (Registrant)


September 13, 2001             /s/George E. McHenry, Jr.
                               ------------------------------------------------
                               George E. McHenry, Jr. Chief Financial Officer
                               (Principal Financial and Accounting Officer)