Form 10-Q
period 2001-10-31
U S VISION INC
filed 2001-12-11
CIK 1045639

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2001.

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

As of December 1, 2001 there were 7,802,942 shares of the registrant's common stock outstanding.

                                U.S. VISION, INC.
                                TABLE OF CONTENTS


                                                                                      Page
                                                                                    Number
                                                                                    ------
PART I. FINANCIAL INFORMATION

    Item 1.  Financial Statements

             Condensed Consolidated Balance Sheets (Unaudited)
             October 31, 2001 and January 31, 2001 .............................         1

             Condensed Consolidated Statements of Operations (Unaudited)
             Three and Nine Months Ended October 31, 2001 and 2000..............         2

             Condensed Consolidated Statements of Cash Flows (Unaudited)
             Nine Months Ended October 31, 2001 and 2000........................         3

             Notes to Condensed Consolidated Financial Statements (Unaudited)...         4

    Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations......................         6

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........        10


PART II. OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K...................................        11


SIGNATURES   ...................................................................        12

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                U.S. VISION, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                              October 31,     January 31,
                                                                  2001           2001
                                                              -----------     -----------
ASSETS
Current assets:
  Cash                                                          $     537       $     240
  Accounts receivable                                              11,450          10,879
  Finished goods inventory                                         20,752          20,954
  Prepaid expenses and other                                          931           1,130
                                                                ---------       ---------
Total current assets                                               33,670          33,203
Property, plant, and equipment, net                                39,008          40,524
Goodwill, net of accumulated amortization of $1,478 and
  $1,217, respectively                                              6,095           6,356
Other                                                                 630             995
                                                                ---------       ---------
                                                                $  79,403       $  81,078
                                                                =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable - trade                                      $   5,944       $   4,865
  Accrued expenses                                                  5,351           6,483
  Current portion of obligations under capital lease                1,025             945
  Current portion of long-term debt                                   364             450
                                                                ---------       ---------
Total current liabilities                                          12,684          12,743
Obligations under capital lease                                     1,734           2,272
Long-term debt, less current portion                               14,662          16,112
Other long-term liabilities                                           369             505
Shareholders' equity:
  Common stock, $0.01 par value:
    Authorized shares - 15,000,000, issued and outstanding
      shares - 7,802,942                                               78              78
  Additional paid-in capital                                      115,766         115,766
  Accumulated deficit                                             (65,890)        (66,398)
                                                                ---------       ---------
Total shareholders' equity                                         49,954          49,446
                                                                ---------       ---------
Total liabilities and shareholders' equity                      $  79,403       $  81,078
                                                                =========       =========

     See accompanying notes to condensed consolidated financial statements.

                                U.S. VISION, INC
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                        Three Months Ended           Nine Months Ended
                                                            October 31,                 October 31,
                                                     -----------------------      ----------------------
                                                       2001           2000          2001          2000
                                                     --------       --------      --------      --------
Net sales                                            $ 34,231       $ 37,395      $104,507      $116,060
Cost of sales                                          10,314         11,143        31,441        35,158
                                                     --------       --------      --------      --------
Gross profit                                           23,917         26,252        73,066        80,902

Operating expenses:
   Selling, general, and administrative
       expenses                                        23,154         23,633        67,756        72,022
   Depreciation and amortization                        1,312          1,135         3,961         3,628
                                                     --------       --------      --------      --------
                                                       24,466         24,768        71,717        75,650
                                                     --------       --------      --------      --------

Operating income (loss)                                  (549)         1,484         1,349         5,252
Interest expense, net                                     224             91           800           338
                                                     --------       --------      --------      --------

Income (loss) before income tax provision                (773)         1,393           549         4,914
Income tax provision                                       --             35            41           217
                                                     --------       --------      --------      --------
Net income (loss)                                        (773)         1,358           508         4,697
                                                     ========       ========      ========      ========
Net income (loss) per share - basic                  $  (0.10)      $   0.17      $   0.07      $   0.60
Net income (loss) per share - assuming dilution      $  (0.10)      $   0.17      $   0.06      $   0.60

     See accompanying notes to condensed consolidated financial statements.

                                U.S. VISION, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                           Nine Months Ended
                                                               October 31,
                                                         ---------------------
                                                          2001          2000
                                                         -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                               $   508       $ 4,697
Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation and amortization                       3,961         3,628
       Gain on sale of manufacturing facility               (493)           --
       Changes in operating assets and liabilities:
         Accounts receivable                                (571)          573
         Inventory                                           202         1,694
         Other                                               547           (32)
         Accounts payable - trade                          1,079        (2,386)
         Accrued expenses                                 (1,504)         (655)
                                                         -------       -------
Net cash provided by operating activities                  3,729         7,519

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment, net          (2,450)       (4,976)
Proceeds from sale of manufacturing facility               1,307            --
                                                         -------       -------
Net cash used in investing activities                     (1,143)       (4,976)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings:
       Other                                                  --           300
Repayments of borrowings:
       Revolving line of credit, net                      (1,172)       (1,344)
       Term loans                                           (247)         (286)
       Capital leases and other                             (870)       (1,203)
                                                         -------       -------
       Net cash used in financing activities              (2,289)       (2,533)
                                                         -------       -------
Net increase in cash                                         297            10
Cash at beginning of period                                  240           454
                                                         -------       -------
Cash at end of period                                    $   537       $   464
                                                         =======       =======

     See accompanying notes to condensed consolidated financial statements.

                                U.S. VISION, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    BASIS OF FINANCIAL STATEMENT PRESENTATION

      The accompanying unaudited consolidated condensed financial statements of U.S. Vision, Inc. and its wholly owned subsidiaries have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for the presentation of financial position, results of operations, and cash flows required by generally accepted accounting principles for complete financial statements. The information furnished reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations, and cash flows for the interim period presented. The financial statements should be read in conjunction with the financial statements and notes thereto filed with the Company's Form 10-K, as amended, for the fiscal year ended January 31, 2001. The results of operations for the three months and nine months ended October 31, 2001 are not necessarily indicative of the results to be expected for the full year.

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

                                U.S. VISION, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

4.    NET INCOME PER SHARE

      The following table (in thousands except per share data) presents the calculation of earnings (loss) per share for the periods indicated.

                                                       Three Months Ended         Nine Months Ended
                                                           October 31,               October 31,
                                                     ---------------------      --------------------
                                                       2001          2000         2001         2000
                                                     -------       -------      -------      -------
Net income (loss)                                    $  (773)      $ 1,358      $   508      $ 4,697
                                                     =======       =======      =======      =======
Basic average common shares outstanding                7,803         7,803        7,803        7,803

Effect of dilutive securities:
     Options                                              --            52          150           17
                                                     -------       -------      -------      -------
Diluted average common shares outstanding            $ 7,803       $ 7,855      $ 7,953      $ 7,820
                                                     =======       =======      =======      =======
Net income (loss) per share - basic                  $ (0.10)      $  0.17      $  0.07      $  0.60
Net income (loss) per share - assuming dilution      $ (0.10)      $  0.17      $  0.06      $  0.60

5.    PENDING ACCOUNTING PRONOUNCEMENTS

      In June 2001, the Financial Accounting Standards Board (FASB) approved the issuance of Statements of Financial Accounting Standards No. 141, "Business Combinations" (Statement 141), and No. 142, "Goodwill and Other Intangible Assets" (Statement 142). These Statements change the accounting for business combinations, goodwill, and intangible assets. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to an annual impairment test. Other intangible assets will continue to be amortized over their useful lives.

      The Company is required to adopt the new rules effective February 1, 2002, except that the new rules are effective for any business combination that is completed after June 30, 2001. The Company has not yet determined what the effect of these statements will be on the earnings and financial position of the Company.

      In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (Statement 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations" for a disposal of a segment of a business. (Statement 144) is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company has not determined the effect, if any, the adoption of (Statement
144) will have on the Company's financial position and results of operations.

                                U.S. VISION, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      The following table sets forth selected statement of operations data expressed as a percentage of net sales for the periods indicated:

                                               Three Months Ended       Nine Months Ended
                                                   October 31,             October 31,
                                               ------------------       -----------------
                                               2001         2000        2001        2000
                                               -----        -----       -----       -----
Net sales                                      100.0%       100.0%      100.0%      100.0%
Cost of sales                                   30.1         29.8        30.1        30.3
                                               -----        -----       -----       -----
     Gross profit                               69.9         70.2        69.9        69.7
Operating expenses:
     Selling, general and administrative        67.7         63.2        64.8        62.1
     Depreciation and amortization               3.8          3.0         3.8         3.1
                                               -----        -----       -----       -----
Operating income (loss)                         (1.6)         4.0         1.3         4.5
Interest expense, net                            0.7          0.3         0.8         0.3
                                               -----        -----       -----       -----
Income (loss) before income tax provision       (2.3)         3.7         0.5         4.2
Income tax provision                             0.0          0.1         0.0         0.2
                                               -----        -----       -----       -----
Net income (loss)                               (2.3)%        3.6%        0.5%        4.0%
                                               =====        =====       =====       =====


THREE MONTHS ENDED OCTOBER 31, 2001 COMPARED TO THREE MONTHS ENDED OCTOBER 31, 2000

      Net sales decreased $3.2 million, or 8.5%, from $37.4 million for the three months ended October 31, 2000 to $34.2 million for the three months ended October 31, 2001. The closure of 84 unproductive stores, net of 21 new store openings, accounted for $2.3 million of the decrease in net sales. The remaining decrease in net sales was attributable to a 2.7% decrease in comparable-store sales.

      Cost of sales, as a percentage of net sales, remained relatively constant, increasing only by 0.3%, from 29.8% for the three months ended October 31, 2000, to 30.1% for the three months ended October 31, 2001.

      Selling, general and administrative expenses ("SG&A"), as a percentage of net sales, increased by 4.5% from 63.2% for the three months ended October 31, 2000 to 67.7% for the three months ended October 31, 2001 due to lower sales volume. SG&A expenses decreased $479,000 from $23.6 million for the three months ended October 31, 2000 to $23.2 million for the three months ended October 31, 2001. The reduction in SG&A expenses was principally due to lower rent expenses based on our lower sales volume and a decrease in operating expenses from the closing of unproductive stores. As of February 1, 2001, the Company completed the development stage of its point of sale system. Prior to that date, the Company capitalized all costs (including interest and salaries) incurred in connection with the development of the point of sale system. During the three months ended October 31, 2001, no costs were capitalized related to the point of sale system. Excluding the impact of those additional expenses, as well

                                U.S. VISION, INC.

as expenses incurred in connection with the proposed merger of the Company with the NOROB Group, Inc., SG&A expenses for the three months ended October 31, 2001 would have decreased $789,000, compared to the same period last year. The Company announced on November 26, 2001, that the proposed merger with the NOROB Group had been terminated.

      Interest expense increased $133,000 from $91,000 for the three months ended October 31, 2000 to $224,000 for the three months ended October 31, 2001. The increase in interest expense is primarily due to the effect of capitalizing interest expense incurred in connection with the development of the point of sale system during the three months ended October 31, 2000. During the three months ended October 31, 2001, no interest was capitalized. The increase in interest expense was partially offset by the impact of a lower outstanding balance and a lower rate of interest on the Company's revolving line of credit.

      As a result of the events of September 11, 2001 and the slowdown in the economy, management has taken a number of actions to reduce costs and improve profitability. Such actions include price increases, closing unprofitable stores, staff reductions, pay freezes, unpaid leaves, department consolidations, and reductions in travel and advertising. Due to the timing of these actions, the benefits are not expected to begin to be realized until the first quarter of fiscal 2002.

NINE MONTHS ENDED OCTOBER 31, 2001 COMPARED TO NINE MONTHS ENDED OCTOBER 31,
2000

      Net sales decreased $11.6 million, or 10.0%, from $116.1 million for the nine months ended October 31, 2000 to $104.5 million for the nine months ended October 31, 2001. The closure of 110 unproductive stores, net of 44 new store openings, accounted for $7.5 million of the decrease in net sales. The remaining decrease in net sales was attributable to a 3.1% decrease in comparable-store sales.

      Cost of sales, as a percentage of net sales, decreased by 0.2% from 30.3% for the nine months ended October 31, 2000 to 30.1% for the nine months ended October 31, 2001. Lower labor costs due to the closure of our frame manufacturing facility in July 2000, partially offset by a decrease in the average selling price of our retail optical products, led to the increase in the gross profit percentage.

      SG&A as a percentage of net sales, increased by 2.7%, from 62.1% for the nine months ended October 31, 2000 to 64.8% for the nine months ended October 31, 2001 due to lower sales volume. SG&A expenses decreased $4.3 million from $72.0 million for the nine months ended October 31, 2000 to $67.8 million for the nine months ended October 31, 2001. The reduction in SG&A expense was principally due to lower rent expenses based on the lower sales volume and an overall decrease in operating expenses from the closing of unproductive stores. As of February 1, 2001, the Company completed the development stage of its point of sale system. Prior to that date, the Company capitalized all costs (including interest and salaries) incurred in connection with the development of the point of sale system. During the nine months ended October 31, 2001, no costs were capitalized related to the point of sale system. Excluding the impact of those additional expenses, as well as expenses incurred in connection with the proposed merger of the Company with the NOROB Group, Inc., SG&A expenses for the nine months ended October 31, 2001 would have decreased $5.2 million compared to the same period last year.

      Interest expense increased $462,000 from $338,000 for the nine months ended October 31, 2000 to $800,000 for the nine months ended October 31, 2001. The increase in interest expense is primarily due

                                U.S. VISION, INC.

to the effect of capitalizing interest expense incurred in connection with the development of the point of sale system during the nine months ended October 31, 2000. During the nine months ended October 31, 2001, no interest was capitalized. The increase in interest expense was partially offset by the impact of a lower outstanding balance and a lower rate of interest on the Company's revolving line of credit.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's primary source of cash for the first nine months of fiscal 2001 was from operations. Cash and working capital at October 31, 2001 were $537,000 and $21.0 million, respectively, compared to $240,000 and $20.5 million, respectively, at January 31, 2001.

      For the nine months ended October 31, 2001, cash provided by operating activities was $3.7 million compared to $7.5 million for the nine months ended October 31, 2000. The $3.8 million decrease resulted principally from a decrease in net income.

      Cash used in investing activities in the first nine months of fiscal 2001 was $1.1 million compared to $5.0 million in the first nine months of fiscal 2000. Capital expenditures during the first nine months of fiscal 2001 of $2.5 million were primarily for new store openings and the initial roll-out of a new point of sale system in selected U. S. Vision stores.

      The Company's principal external source of liquidity is its $20.0 million revolving line of credit with Commerce Bank, N.A. The revolving line of credit facility bears interest at the lower of the prime rate as published in the Wall Street Journal or the ninety (90) day rate for United States Treasury Bills plus 250 basis points, which was 4.70% as of October 31, 2001, and matures in December 2002. As of October 31, 2001, the Company had $10.9 million outstanding under its revolving line of credit and $9.1 million of availability. The loan agreement prohibits the payment of dividends to stockholders and the Company must maintain certain financial ratios including a specified net worth level, current ratio, and a fixed charge ratio. As of October 31, 2001, the Company was in compliance with all the financial covenants.

      The Company has commitments from Commerce Bank, N.A., for a $2,000,000 five-year equipment lease financing facility. During fiscal 2000 and 1999, the Company executed the agreement and leased approximately $382,000 and $922,000, respectively of laboratory equipment and furniture and fixtures, which will be paid for over a period of 60 months. The leased laboratory equipment and furniture and fixtures have been recorded as a capital lease on the consolidated balance sheet.

PENDING ACCOUNTING PRONOUNCEMENTS

      In June 2001, the Financial Accounting Standards Board (FASB) approved the issuance of Statements of Financial Accounting Standards No. 141, "Business Combinations" (Statement 141), and No. 142, "Goodwill and Other Intangible Assets" (Statement 142). These Statements change the accounting for business combinations, goodwill, and intangible assets. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives.

      The Company is required to adopt the new rules effective February 1, 2002, except that the new rules are effective for any business combination that is completed after June 30, 2001. The Company has

                                U.S. VISION, INC.

not yet determined what the effect of these statements will be on the earnings and financial position of the Company.

      In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (Statement 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations" for a disposal of a segment of a business. Statement 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company has not determined the effect, if any, the adoption of Statement 144 will have on the Company's financial position and results of operations.


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

                                U.S. VISION, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Our earnings are affected by changes in interest rates due to the impact those changes have on the interest expense payable by us under our revolving line of credit, the outstanding balance of which was $10.9 million as of October 31, 2001. A 1% change in the underlying prime rate or the 90 day rate for United States Treasury Bills, as the case may be, would result in a $109,000 change in the annual amount of interest paid by the Company based on the impact the hypothetical change in interest rates would have on our revolving line of credit outstanding as of October 31, 2001.

      We currently do not hold any derivative instruments and do not earn income denominated in foreign currencies. All of our revenue is recognized in U.S. dollars. Because less than 10% of our revenues currently are derived from sales of optical products outside of the U.S., we do not believe we have any significant foreign currency exchange risk and, as a result, do not hedge against foreign currency exchange rate changes. To the extent that changes in interest rates and currency exchange rates affect general economic conditions, we would be affected by such change.

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

            ----------------

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

      B.    REPORTS ON FORM 8-K

            On November 29, 2001, U. S. Vision furnished information under Item 5 of Form 8-K regarding its earnings for the third quarter ended October 31, 2001, and the termination by the Norcross Roberts Group of the previously announced merger agreement pursuant to which the Norcross Roberts Group would have acquired U. S. Vision at a price of $4.25 per share.

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



                                U.S. VISION, INC.
                                ------------------------------------------------
                                (Registrant)


December 11, 2001               /s/Carmen J. Nepa, III
                                ------------------------------------------------
                                Carmen J. Nepa, III Chief Financial Officer
                                (Principal Financial and Accounting Officer)