Form 10-K
period 2002-01-31
U S VISION INC
filed 2002-05-01
CIK 1045639

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-K
(Mark One)

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 2002

                                       OR

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 COMMISSION FILE NO. 0-23397

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

       Registrant's telephone number, including area code: (856) 228-1000

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities Registered Pursuant to Section 12(g) of the Act:

COMMON STOCK, PAR VALUE $.01 PER SHARE                                         7,802,942
         (Title of class)                               (Number of Shares Outstanding as of April  19, 2002)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO _

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of voting stock held by nonaffiliates of the registrant is approximately $4,886,063. This amount was calculated by reducing the total number of shares of the registrant's common stock outstanding by the total number of shares of common stock held by officers, directors, and stockholders owning in excess of 10% of the registrant's common stock, and multiplying the remainder by the average of the bid and asked price for the registrant's common stock on April 19, 2002, as reported on the National Association of Securities Dealers, Inc. Automated Quotation System. The information provided shall in no way be construed as an admission that any officer, director, or more than 10% stockholder of the registrant may be deemed an affiliate of the registrant or that such person is the beneficial owner of the shares reported as being held by such person, and any such inference is hereby disclaimed.

                                     PART I


ITEM 1.  BUSINESS.

OVERVIEW

         U.S. Vision, Inc. ("we," "us," "our," or the "company") is a retailer of optical products and services through retail optical departments licensed to operate within national and regional department stores and through a limited number of freestanding retail locations. As of January 31, 2002, we operated 603 locations in 47 states and Canada, consisting of 577 licensed departments and 26 freestanding stores. We currently operate 406 retail optical departments in J.C. Penney's and are their primary optical licensee. In addition, we operate 66 Sears retail optical departments and 105 retail optical departments in regional department stores. Our freestanding stores are located in malls and shopping centers.

         Our retail optical departments are full-service retail vision care stores that offer a wide selection of designer brands and private label prescription eyewear, contact lenses, sunglasses, ready made readers and accessories. Also, an on-premises, independent doctor of optometry performs complete eye examinations and prescribes eyeglasses and contact lenses. Our wide selection of designer and private label branded eyewear allows us to tailor our merchandise selection to meet the needs of our host store customers. See "Business -- Products and Services -- Merchandise Selection" and "Store Operations."

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

         Since 1991, we have been a national provider of managed vision care benefits through our participation in programs, which offer comprehensive eyewear benefits to plan participants. In fiscal 2001, approximately 33% of our revenues were attributable to purchases by participants in managed vision care programs. See "Business -- Managed Vision Care."

         Our corporate headquarters are located at 1 Harmon Drive, Glen Oaks Industrial Park, Glendora, New Jersey 08029 and our telephone number is (856) 228-1000.

PRODUCTS AND SERVICES

         Merchandise Selection. We carry a full selection of men's, women's and children's eyeglass frames, a complete line of contact lenses, sunglasses, ready made readers, and ancillary products for eyeglasses and contact lenses. Prescription eyewear and accessories accounted for 90% of our sales during fiscal 2001. We offer a wide selection of designer and private label branded eyewear. Designer eyeglass frames offered include Guess, Revlon, Halston and Eddie Bauer, among others and, at certain stores, Giorgio Armani, Kenneth Cole, Calvin Klein and Polo by Ralph Lauren. We also offer private label branded eyeglass frames such as Arizona, Ashley Stewart, Joneswear, Oliver Winston, City Slickers and Rascals, among others. U.S. Vision also offers a wide variety of value-added eyewear features and services on which we realize a higher gross margin. These eyewear features and services include lightweight, virtually unbreakable polycarbonate lenses, including progressive lenses and photochromic lenses, as well as scratch resistant and anti-reflective coatings. In addition, we carry a complete line of contact lenses by major contact lens manufacturers such as Bausch & Lomb, Ciba Vision, and Johnson &

Johnson, including daily wear and extended wear soft contact lenses and cosmetic tinted lenses. During fiscal 2001, contact lenses accounted for approximately 10% of the company's sales.

         Pricing. U.S. Vision maintains a promotional pricing strategy, which stresses a quality product delivered at a competitive price. Our frames and lenses are generally competitively priced, with prices varying based on market locations. While we earn a higher gross margin on our private-label lines, designer frames generally command premium prices, resulting in higher gross profit dollars per transaction.

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

MANAGED VISION CARE

         Since 1991, we have been a participating provider of managed vision care benefits primarily through Vision One, a national vision care program which offers comprehensive eyewear and eyecare benefits to over 94 million covered lives through a network of over 2,000 optical locations. Managed care programs are marketed directly to employers, employee benefit plan sponsors and insurance companies such as General Motors, Metropolitan Life, Aetna, Cigna, AARP, Prudential and Blue Cross/Blue Shield. Managed care programs give employers the opportunity to offer their employees a group discount at retail optical locations of participating providers with minimal direct cost to the employer. The discounts vary under the plans from fixed percentage discounts to fixed dollar amounts with the balance paid by the subscriber. As a result of these benefits, management believes that many managed care participants have vision examinations on a regular basis and may become more frequent customers of the company. In addition, managed care participants frequently apply their discounts and allowances toward the purchase of premium eyeglass products and related accessories. Under the terms of our contract with Cole National, a competitor of the company and the owner of the Vision One program, we pay an administrative fee for each Vision One member transaction. Our contract with Cole National expires on December 31, 2002. Management has already commenced negotiations for a new long-term agreement with Cole National and hopes to have signed a new agreement prior to the expiration of the current agreement. We retain the right, though we have not exercised it in the past, to refuse to participate in particular Vision One programs under which we cannot profitably provide goods and services, and to participate in other managed care vision plans under certain conditions. Approximately 33% of our revenues are generated from our participation in various managed vision care programs.

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

         Store Management. Our store management structure consists of field managers and store managers. The store managers, along with two to three associates known as Optechs, are responsible for the day-to-day operations of each of our retail optical departments. Optechs undertake a training program that familiarizes them with the company's product lines, customer services, store procedures and automated systems. Our field managers are each assigned responsibility for the sales, customer relations and daily operation for a number of stores in their geographic area. Management believes that providing knowledgeable and responsive customer service is an important element of our success and, accordingly, has developed and implemented a variety of employee training and incentive programs.

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

RELATIONSHIP WITH HOST STORES

         Most of our stores operate as licensed optical departments within a host department store such as J.C. Penney, Sears, Hudson's Bay, Marshall Field's and Boscov's, among others. Management believes that our relationships with our host stores provide several competitive advantages such as:

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

         Our retail optical departments within J.C. Penney stores are subject to a master lease that expires in December 2003. Management has already commenced negotiations for a new long-term agreement with J.C. Penney and hopes to have signed a new agreement prior to the expiration of the current agreement. On January 31, 2002, we had 406 locations within J.C. Penney. Our master lease with J.C. Penney provides that only a limited number of our J.C. Penney optical centers may be closed by J.C. Penney in any calendar year without cause. This limitation, however, does not apply if J.C. Penney closes an entire J.C. Penney department store, either temporarily or permanently. The lease also provides that J.C. Penney will reimburse us for certain costs relating to the closed department. Our optical departments within Sears stores are each subject to a lease which provides for a year-to-year term, subject to early termination by either party, without cause, on thirty-days prior written notice. Our retail optical departments located within other department stores are subject to lease arrangements which contain short notice lease termination provisions. These leases provide for monthly lease payments based upon a percentage of our sales at each location.

         In January 1999, as part of our objective to diversify our host store base, we signed a lease agreement with Hudson's Bay Company, the operator of over 450 retail locations in Canada. In March 1999, we opened 15 retail optical departments within The Bay, a traditional department store division of Hudson's Bay. At January 31, 2002, we were operating in 42 Hudson's Bay vision centers under the names The Bay and Zellers.

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

PURCHASING

         Our relationship with our vendors has enabled us to gain access to a wide array of brand name product offerings. As a leading retailer of eyewear in the United States, we purchase significant quantities of frames, lenses and contact lenses from our suppliers. In fiscal 2001, Sola, Vistakon, and Bausch & Lomb, our largest suppliers, accounted for approximately 22%, 8%, and 7%, respectively, of our total merchandise purchases. Our frames and lenses are available from numerous suppliers.

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

MANAGEMENT INFORMATION SYSTEMS

         Currently, customer prescription orders for our optical products are prepared by the stores on order forms and the details of each order are transmitted daily to our centralized laboratory. These orders are then entered into the laboratory's computerized order entry system, which, for lenses, also makes the necessary optical calculations to grind and finish the lenses to the correct prescription and shape them to the dimensions of the frame selected by the customer. The present laboratory order entry system also tracks each order through every step of the finishing process until the finished product is shipped to the retail optical department.

         In fiscal 2000, we completed the design of an integrated management information system, which includes an automated order entry system at each of our optical stores, and new manufacturing and financial systems at our corporate headquarters. This new integrated system is designed to facilitate the transmission of the order to the laboratory and provide our stores with improved order pricing and costing capability. This new system is also designed to provide our stores with the capability to capture sales and customer information, including prescription data, enhancing our ability to monitor sales and merchandise trends and to improve customer service after the sale. In addition, the automated order entry system is designed to enable the stores to validate, at the time of sale, whether a particular frame selected by the customer is in stock and whether the combination of the customer's prescription, selected lenses and frame is within manufacturing tolerances. The integrated information system is expected to enhance our operating efficiencies by permitting all orders to be electronically transmitted from the stores to the laboratory. As of January 31, 2002, sixty-one of our stores have successfully implemented this system and the rollout of eighty more stores commenced in April 2002. Management expects to continue to bring the remainder of its stores on-line in an orderly fashion throughout the next twelve to eighteen months.

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

EMPLOYEES

         As of January 31, 2002, we had approximately 2,350 full-time and part-time employees, of which approximately 1,900 were employed in our retail outlets, 350 were employed in manufacturing and distribution in our laboratory in Glendora, New Jersey, and 100 were employed in administrative, marketing and managerial positions at the company's headquarters in Glendora.

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

ITEM 2.  PROPERTIES

         We own a 20,000 square foot facility in Glendora, New Jersey, which serves as our corporate headquarters, a neighboring 24,000 square foot distribution facility, and a neighboring 60,000 square foot optical laboratory. The real property on which these facilities are located, as well as the buildings and certain equipment located therein, other than the distribution facility, secure the company's obligations under the DRPA Term Loans. See Note 4 to Notes to Consolidated Financial Statements. The real property on which the distribution facility is located secures the company's obligations under a mortgage loan agreement. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations--Liquidity and Capital Resources."

         Our freestanding store locations are subject to lease arrangements which contain varying terms and are not subject to short notice lease termination provisions. The leases provide for monthly base lease payments plus, under certain circumstances, include an additional rent provision based on a percentage of the company's sales at each location.

ITEM 3.   LEGAL PROCEEDINGS.

         We are subject to various pending and threatened litigation from time to time in the ordinary course of our business. Although all litigation involves some degree of uncertainty, in the opinion of management, liabilities, if any, arising from such litigation or threat thereof are not expected to have a material adverse effect on the financial position, results of operations, or cash flows of the company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

         Our stock is traded on Nasdaq National Market under the symbol "USVI."

         For the periods indicated below, the following table sets forth the high and low bid information of our stock as reported on Nasdaq.

                                                   2001 CLOSING PRICES            2000 CLOSING PRICES
                                                   -------------------            -------------------
           CALENDAR PERIOD                           LOW          HIGH               LOW       HIGH
           ---------------                         ------        -----            -------      ------
        February 1 - April 30                       $1.91        $4.25              $2.00      $3.25
        May 1 - July 31                              2.55         3.95               1.50       3.13
        August 1 - October 31                        3.25         4.10               2.75       4.25
        November 1 - January 31                      1.83         3.77               1.94       4.25

         As of April 19, 2002, there were approximately 55 record holders of our stock. We have not declared or paid any cash dividends on our stock since our organization. Under the terms of our revolving bank line of credit, our ability to pay cash dividends to our shareholders is restricted.

ITEM 6.  SELECTED FINANCIAL DATA.

         The selected consolidated financial information regarding the company's financial position and operating results set forth below for the fiscal years ended January 31, 2002, 2001, 2000, 1999 and 1998 has been derived from our audited consolidated financial statements. The selected consolidated financial data set forth below should be read in conjunction with our consolidated financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.



                                                               YEAR ENDED JANUARY 31,
                                    ---------------------------------------------------------------------
                                        2002           2001           2000           1999          1998
                                    -----------    -----------   -----------    -----------   -----------
                                                    (In thousands except share and per share data)
STATEMENTS OF OPERATIONS DATA:
Net sales .......................   $   134,756    $   147,617   $   143,419    $   131,491   $   122,763
Cost of sales ...................        40,560         44,645        45,516         40,648        38,584
                                    -----------    -----------   -----------    -----------   -----------
Gross profit ....................        94,196        102,972        97,903         90,843        84,179
Operating expenses:
  Selling, general and
    administrative ..............        88,479         92,070        91,726         79,119        73,367
  Unusual items  (1,2) ..........          (289)           752         2,835           --            (389)
   Depreciation and amortization          5,216          4,708         4,670          3,879         3,390
                                    -----------    -----------   -----------    -----------   -----------
        Total operating expenses         93,406         97,530        99,231         82,998        76,368
                                    -----------    -----------   -----------    -----------   -----------
Operating income (loss) .........           790          5,442        (1,328)         7,845         7,811
Interest expense, net ...........         1,042            456           469             21         2,486
                                    -----------    -----------   -----------    -----------   -----------
Income (loss) before income tax .          (252)         4,986        (1,797)         7,824         5,325
Income tax provision ............            93            191            22            355          --
                                    -----------    -----------   -----------    -----------   -----------
Net income (loss) ...............   $      (345)   $     4,795   $    (1,819)   $     7,469   $     5,325
                                    ===========    ===========   ===========    ===========   ===========
Net income (loss) per share -
  basic (3) .....................   $     (0.04)   $      0.61   $     (0.23)   $      0.96   $      0.90
                                    ===========    ===========   ===========    ===========   ===========

Shares used in computing
net income (loss) per share -
  basic (3) .....................     7,802,942      7,802,942     7,802,942      7,789,299     5,661,089
Net income (loss) per share -
  assuming dilution (4) .........   $     (0.04)   $      0.61   $     (0.23)   $      0.94   $      0.89
                                    ===========    ===========   ===========    ===========   ===========

Shares used in computing
net income (loss) per share -
   assuming dilution (4) ........     7,802,942      7,835,554     7,802,942      7,964,409     5,767,546
Net income per share -
  pro forma (5) .................                                                             $      0.96
                                                                                              ===========
Shares used in computing net
  income per share - pro
  forma (5) .....................                                                               7,877,835

                          Footnotes on following page.


                                       YEAR ENDED JANUARY 31,
                                --------------------------------------
                                2002     2001     2000    1999    1998
                                ----     ----     ----    ----    ----
SELECTED OPERATING DATA:
Stores open at end of period:
  Licensed departments ......    577      596     640     557     507
  Freestanding stores .......     26       33      46      57      63
Total stores ................    603      629     686     614     570
Comparable store sales
  increase (decrease) (6) ...   (2.1)%    3.3%    1.9%    4.2%    9.2%


                                         JANUARY 31,
                       -----------------------------------------------
                         2002      2001      2000      1999      1998
                       -------   -------   -------   -------   -------
                                       (In thousands)
BALANCE SHEET DATA:
Cash ...............   $   357   $   240   $   454   $   693   $   365
Working capital ....    19,961    20,460    19,127    23,152    17,967
Total assets .......    77,405    81,078    83,033    75,594    60,129
Long-term debt .....    15,915    18,384    20,369    14,069     8,296
Shareholders' equity    49,101    49,446    44,651    46,470    38,818

-------------------------

(1)      See Note 10 to Notes to Consolidated Financial Statements.

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

(4) Net income per share -- assuming dilution has been computed using the weighted average number of shares outstanding after giving effect to the 64-for-1 stock dividend and the conversion of all outstanding Series A Preferred Stock and Series C Preferred Stock into common stock upon the closing of the company's initial public offering in December 1997. In addition, common share equivalents such as warrants and options are included in the computation for the years ended January 31, 2001, 1999 and 1998, respectively. Cash dividends on preferred stock of $217,000 were deducted from net income in computing net income per share - assuming dilution for the fiscal year ended January 31, 1998.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL OVERVIEW

         Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of the assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

         Our fiscal year ends on January 31. Accordingly, references herein to "fiscal 2001," "fiscal 2000," and "fiscal 1999" refer to the company's fiscal years ended January 31, 2002, January 31, 2001, and January 31, 2000, respectively.

RESULTS OF OPERATIONS

         The following table sets forth selected statements of operations items expressed as a percentage of net sales for the periods indicated:

                                                           YEAR ENDED JANUARY 31,
                                                  -----------------------------------------
                                                  2002               2001             2000
                                                  ------            ------           ------
Net sales...............................          100.0%            100.0%           100.0%
Cost of sales...........................           30.1              30.2             31.7
                                                  -----             -----            -----
  Gross profit..........................           69.9              69.8             68.3

Operating expenses:
  Selling, general and administrative...           65.6              62.4             63.9
  Depreciation and amortization.........            3.9               3.2              3.3
                                                  -----             -----            -----

Operating income, excluding
  unusual items.........................            0.4               4.2              1.1
Unusual items...........................            0.2              (0.5)            (2.0)
                                                  -----             -----            -----

Operating income (loss).................            0.6               3.7             (0.9)
Interest expense, net...................            0.8               0.3              0.3
                                                  -----             -----            -----
Income (loss) before income tax provision          (0.2)              3.4             (1.2)
Income tax provision ...................            0.1               0.2              0.0
                                                  -----             -----            -----
Net income (loss) ......................           (0.3)%             3.2%            (1.2)%
                                                  =====             =====            =====

FISCAL 2001 COMPARED TO FISCAL 2000

         Net sales decreased $12.8 million, or 8.7%, from $147.6 million for fiscal 2000 to $134.8 million for fiscal 2001. The closure of 129 unproductive stores, net of 46 openings, during the two year period, accounted for $8.6 million of the decrease in net sales. The remaining decrease in net sales was primarily attributable to a 2.1% decrease in comparable-store sales.

         Cost of sales, as a percentage of net sales, remained relatively constant at 30.2% and 30.1% for the fiscal years ended 2000 and 2001.

         Selling, general and administrative expenses ("SG&A") as a percentage of net sales, increased by 3.2%, from 62.4% for fiscal 2000 to 65.6% for fiscal 2001 due to the lower sales volume. SG&A expenses decreased $3.6 million, from $92.1 million in fiscal 2000 to $88.5 million in fiscal 2001. The reduction in SG&A expense was principally due to lower rent expenses based on the lower sales volume and an overall decrease in operating expenses from the closing of unproductive stores. As of February 1, 2001, the Company completed the development stage of its point of sale system. Prior to that date, the Company capitalized all costs (including interest and salaries) incurred in connection with the development of the point of sale system. During fiscal 2001, no costs were capitalized related to the point of sale system. Excluding the impact of those additional expenses, SG&A expense for fiscal 2001 would have decreased $4.4 million compared to fiscal 2000.

         Interest expense increased $586,000, from $456,000 for fiscal 2000 to $1,042,000 for fiscal 2001. The increase in interest expense is primarily due to the effect of capitalizing interest expense incurred in connection with the development of the point of sale system during fiscal 2000. During fiscal 2001, no interest was capitalized. The increase in interest expense was partially offset by the impact of a lower outstanding balance and a lower rate of interest on the Company's revolving line of credit.

         Unusual items for fiscal 2001 included the one time write-off of approximately $0.2 million related to the closing of 42 unprofitable stores and a net gain of $0.5 million for the sale of the frame manufacturing buildings in Florida.

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

         SG&A increased by $0.3 million, or 0.4%, from $91.7 million in fiscal 1999 to $92.1 million in fiscal 2000. As a percentage of net sales, SG&A decreased from 63.9% in fiscal 1999 to 62.4% in fiscal 2000. The decrease was principally due to cost savings implemented by management, a reduction in advertising expenditures, closing of unprofitable locations and leverage created by the comparable store sales increase.

         Unusual items for fiscal 2000 included the one time write-off of approximately $0.8 million related to the closing of 87 unprofitable stores.

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

         The following tables set forth certain unaudited financial data for the quarters indicated:



                                          FISCAL 2001 QUARTER ENDED                       FISCAL 2000 QUARTER ENDED
                                 --------------------------------------------     --------------------------------------------
                                 APRIL 30,  JULY 31,   OCT. 31,      JAN. 31,     APRIL 30,   JULY 31,    OCT. 31,    JAN. 31,
                                   2001       2001       2001         2002          2000       2000        2000         2001
                                 --------   --------   --------      --------     --------    --------    --------    --------
                                                  (In thousands, except percentages and per share data)
Net sales                        $ 36,805   $ 33,471   $ 34,231      $ 30,249     $ 41,894    $ 36,771    $ 37,395    $ 31,557
Gross profit                       25,657     23,492     23,917        21,130       29,040      25,610      26,252      22,070
 % of net sales                      69.7%      70.2%      69.9%         69.9%        69.3%       69.6%       70.2%       69.9%
Operating income (loss)          $  1,803   $     95   $   (549)     $   (559)    $  2,619    $  1,149    $  1,484    $    190
 % of net sales                       4.9%       0.3%      (1.6)%        (1.8)%        6.3%        3.1%        4.0%        0.6%
Net income (loss)                $  1,474   $   (193)  $   (773)     $   (853)    $  2,345    $    994    $  1,358    $     98
% of net sales                        4.0%      (0.6)%     (2.3)%        (2.8)%        5.6%        2.7%        3.6%        0.3%
 Net income (loss)
   per share -- basic....        $   0.19   $  (0.02)  $  (0.10)     $  (0.11)    $   0.30    $   0.13    $   0.17    $   0.01
Net income (loss) per share -
   assuming dilution.....        $   0.19   $  (0.02)  $  (0.10)     $  (0.11)    $   0.30    $   0.13    $   0.17    $   0.01


         The Company's operating results for the fiscal year ended January 31, 2002, were significantly impacted by the downturn in the U.S. economy and an overall weakness in the optical industry. The Company's operating results, for the first quarter, were positively impacted by the $493,000 net gain realized by the Company on the sale of its manufacturing facility. The Company's operating results for the third quarter were significantly impacted by the events of September 11th. Comparable store sales fell over 7% in the month of September alone. While comparable store sales began to recover in October, operating income in the fourth quarter was negatively impacted due to seasonally lower net sales and a $204,000 write off due to store closings.

         The decrease in operating income in the fourth quarter of fiscal 2000 was due to seasonally lower net sales and a $752,000 write-off due to store closings.

INCOME TAXES

         As of January 31, 2002, we had federal and state net operating loss carry forwards of approximately $16,900,000, which will begin to expire in the year 2006. Approximately $9,500,000 of these carry forwards are available to offset future taxable income without limitation and approximately $7,400,000 of these carry forwards (the "Restricted NOLs") are significantly limited due to ownership changes. Approximately $780,000 of the Restricted NOLs will become available for use each year through the year 2008. Approximately $3,400,000 of the Restricted NOLs are expected to expire unutilized. A valuation allowance has been established to fully reserve the future benefit of all the net operating loss carry forwards.

LIQUIDITY AND CAPITAL RESOURCES

         Our primary cash sources for fiscal 2001 were from operations. Our working capital requirements are seasonal and traditionally peak at the end of the fourth quarter and the beginning of the first quarter. Cash and working capital at January 31, 2002 were $357,000 and $20.0 million, respectively, compared to $240,000 and $20.5 million, respectively, at January 31, 2001.

         For the year ended January 31, 2002, cash provided by operating activities was $4.5 million compared to cash provided by operating activities of $9.5 million for the year ended January 31, 2001. The $5.0 million decrease resulted primarily from a decrease in net income.

         Cash used in investing activities was $1.8 million in fiscal 2001 compared to $6.3 million in fiscal 2000. Investing activities in fiscal 2001 consisted of expenditures of $3.1 million primarily for new store openings and refurbishments of existing stores partially offset by the proceeds of $1.3 million from the sale of our frame manufacturing facility. The decrease in cash used in investing activities from the prior year is a result of reduced expenditures on the Company's point of sale system and fewer new store openings and refurbishments. In fiscal 2002, we expect to spend approximately $3.1 million on capital expenditures for new store openings, the integrated management information system and other capital expenditures. Historically, we have funded capital expenditures through a revolving line of credit, debt financing activities, including capital leases and operating cash flow.

         Our principal external source of liquidity is our $20.0 million revolving line of credit with Commerce Bank, N.A. The revolving line of credit facility bears interest at the lower of the prime rate as published in the Wall Street Journal or the ninety (90) day rate for United States Treasury Bills plus 250 basis points and matures in July 2003. As of January 31, 2002, we had $10,951,000 outstanding under our revolving line of credit and $9,049,000 of availability. The loan agreement prohibits the payment of dividends to shareholders and contains customary covenants. We must also maintain certain financial ratios, including a specified net worth level, current ratio, and a fixed charge ratio. As of January 31, 2002, the Company was in compliance with all the financial covenants. We do not believe that the financial covenants set forth in our revolving line of credit will have an adverse impact on our operations or future plans.

         We have commitments from Commerce BankLease, a unit of Commerce Bank, N.A., for a $2,000,000 five-year equipment lease financing facility. As of January 31, 2002, we have approximately $700,000 available on this facility.

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


PENDING ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS No. 142 requires that these assets be reviewed for impairment as least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives.

         The Company will apply SFAS No. 142 beginning in the first quarter of 2002. Application of the nonamortization provisions of SFAS No. 142 is expected to result in an increase in net income of $349,000 ($0.05 per share) in 2002. The Company will test goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company expects to perform the first of the required impairment tests of goodwill and indefinite-lived intangible assets as of February 1, 2002 in the second quarter of fiscal 2002. If an impairment charge were to result from these transitional impairment tests, it would be reflected as the cumulative effect of a change in accounting principle in the first quarter of 2002. The Company has not yet determined what the effect, if any, of these tests will be on the earnings and financial position of the Company.

         In 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and provides a single accounting model for long-lived assets to be disposed and broadens the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The Company adopted this statement on February 1, 2002, and the effect of the adoption was not material to the Company.

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

         These forward-looking statements are subject to risks and uncertainties based on a number of factors and actual results or events may differ materially from those anticipated by such forward-looking statements. These factors include, but are not limited to the following:

         Risks Relating to Host Store Relationships and Short-Term Leases

                  For the fiscal year ended January 31, 2002, 95% of our net sales were derived from sales in optical centers located within department stores. For the same period, sales attributable to optical centers located within J.C. Penney Company, Inc. stores represented approximately 68% of our sales. We are indirectly dependent on the operations and financial success of our host department stores. A decline in the sales, customer traffic or overall financial performance of one or more of our host department stores could have a material adverse effect on our business. In addition, our future expansion plans depend, to a large extent, on the expansion or renewal plans of our host department stores, primarily J.C. Penney. A substantial change in J.C. Penney's expansion or remodeling plans could have a material adverse effect on our planned growth strategy and future financial performance and results of operations. We anticipate that we will continue to rely upon several host stores for a significant portion of our revenues and as a part of our business strategy we intend to increase the number of leased departments we operate within J.C. Penney. However, we cannot assure you that we will be able to maintain our relationships with our host stores on favorable terms, if at all.

                  Our optical centers within J.C. Penney stores are subject to a master lease that expires in December 2003. The master lease may be terminated early, but no more than 40 of our J.C. Penney optical centers may be closed by J.C. Penney in any calendar year for any reason. This limitation does not apply, however, if J.C. Penney closes an entire J.C. Penney department store, either temporarily or permanently. Each of our retail optical departments within Sears stores is subject to an individual lease that provides for a year-to-year term. Each of our leases with Sears may be terminated early by either us or Sears for any reason, on 30 days prior written notice. One of our principal competitors operates most of the Sears optical departments. Our retail optical departments located within other department stores are subject to lease arrangements that contain short notice lease termination provisions. There can be no assurance that any lease between us and a host store will not be terminated or its terms adversely changed. A substantial change in our relationship with one or more of our host department stores resulting in the termination or change of optical center leases could have a material adverse effect on our business, financial condition or results of operations.

         Competition

                  The optical retail business is highly competitive, and several of our competitors have more resources than we have. These additional resources may enable competitors to pursue more aggressive pricing and promotional strategies at the expense of profits for longer periods of time than we can and may enable them to pursue these strategies through an extended downturn in the optical market. We compete with other national, regional, and local retail optical chains and independent optical retailers. Optical retailers generally serve individual or local markets and, as a result, competition is fragmented and varies substantially among locations and geographic areas. The principal competitive factors affecting our retail operations are merchandise selection, quality and consistency of products and services, price, location within the host store, convenience, availability of on-site professional eye examinations and access to a host store's private label credit card. The retail optical industry engages in price-related promotional offers as a standard marketing practice. We cannot assure you that periods of intense price competition resulting from those offers will not materially affect our profitability.

                  Additionally, we face competition from advances in vision correction technologies, including laser surgery and other surgical vision correction procedures. This could result in decreased demand for eyeglasses and contact lenses, which could have a material adverse effect on our business, financial condition or results of operations.

                  To the extent our customers may not be covered by our eye care benefit plans, we may compete with other vision care benefit plans and retailers who provide alternative vision care plans. As the number of national and regional managed vision care programs increase, competition for customers will intensify among the various vision care programs.

         Growth Strategy; Dependence on Host Stores for Growth

                  We intend to pursue a strategy of growth through internal expansion and acquisitions as opportunities arise. This strategy is likely to place significant demands on our capital, operational and management resources and may expose us to a variety of risks, including the risk that we will be unable to retain personnel or acquire other resources necessary to adequately service our growth. Our expansion strategy will be predominantly dependent upon our expansion within our current host stores, particularly J.C. Penney. Because we have a strong relationship with our existing host stores and many of our hosts have numerous locations that do not yet contain optical departments, we believe a significant portion of our future growth will come from existing host stores. Although as a part of our growth strategy we anticipate the opening of a significant number of new retail optical departments, we are under no obligation to do so and we cannot assure you that we will open these locations. None of our agreements with our host department stores require the host stores to offer us additional optical center leases. If we do not open new stores as we anticipate our future results of operations may be materially and adversely affected.

         Dependence on Single Managed Vision Care Provider

                  Since 1991, we have been a national provider of managed vision care through Vision One. Vision One is a third-party vision care plan owned by Cole National Corporation. Cole is one of our principal competitors. For the fiscal year ended January 31, 2002, approximately 33% of our revenues were generated from sales to members of Vision One and other vision care benefit plans, and we anticipate that this percentage will increase over the next several years. Our contract with Cole National expires in December 2002. Our contract with Cole National may be terminated earlier under certain circumstances. We cannot assure you that we will be able to maintain our relationship with Cole National. A substantial change in our relationship with Cole National could have a material adverse effect on our business, financial condition or results of operations.

         Dependence on Key Personnel

                  We are highly dependent on certain members of our management team, particularly William A. Schwartz, Jr., the Company's Chairman, President and Chief Executive Officer. The loss of his services could have a material adverse effect on our business, financial condition and results of operations. See "Executive Compensation - Employment Agreements."

         Risks Related to Government Regulation

                  The field of optical retailing is regulated by many of the states in which we do business. Certain states require the presence of licensed opticians in vision centers where eyeglasses or contact lenses are fitted or dispensed. Any difficulties or delays in securing the services of such optical professionals could adversely affect our business and our relationship with our host stores. We are subject to a variety of federal, state and local laws, rules and regulations affecting the health care industry and the delivery of health care services. State and local legal requirements vary widely among jurisdictions and are subject to change, as are federal legal requirements.

                  The legality of our relationships with opticians and optometrists in the states in which we operate may be challenged in the future, and if challenged, we may be required to alter the manner in which we conduct our business. Any such alteration could adversely affect our business and our relationships with our host stores. Failure to comply with existing laws and regulations or the adoption of new laws and regulations could have a material adverse effect on our business, financial condition and results of operations.

         Dependence on Centralized Laboratory Facility

                  We finish 100% of our merchandise at our main optical laboratory, distribution and lens grinding facility. An interruption in production at the facility could have a material adverse effect on the Company's business, financial condition or results of operations.

         Other Factors Affecting Future Operating Performance

                  Our future quarterly results may be materially affected by a variety of factors, some of which may be beyond our control. Some of these factors include, but are not limited to:

         o our ability to select and stock merchandise attractive to customers;

         o        our ability to efficiently fill customer orders;

         o the mix of products sold, pricing and other competitive factors;

         o        the seasonality of our business;

         o        weather factors affecting retail operations; and

         o        general economic cycles affecting consumer spending.

                  Accordingly, results of operations for any particular quarter may not be indicative of results of operations for future periods.


         In addition, forward-looking statements concerning our expected revenue or earnings levels are subject to many additional uncertainties applicable to competitors generally and to general economic conditions over which we have no control, such as the performance of our host stores. We do not plan in general to publicly update prior forward-looking statements for unanticipated events or otherwise and, accordingly, prior forward-looking statements should not be considered to be "fresh" simply because we have not made additional comments on those forward-looking statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Our earnings are affected by changes in interest rates due to the impact those changes have on the interest expense payable by us under our variable rate debt revolving line of credit, for which the outstanding balance was $10,951,000 as of January 31, 2002. A 1.0% change in the underlying prime rate or the ninety (90) day rate for United States Treasury Bills would result in an $110,000 change in the annual amount of interest on such debt. This amount is determined by considering the impact of the hypothetical interest rates on our revolving line of credit outstanding as of January 31, 2002.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Set forth below is biographical and other information about the persons who make up the Board of Directors and are expected to be nominated for election at the company's 2002 annual meeting:

RICHARD K. MCDONALD                                     Mr.  McDonald is  currently  a director  of USV.  Since 1989,
Age:  55                                                Mr.  McDonald  has served as the  President  and  Director of
Director since 1994                                     Constitution  Capital  Corporation,  a general partner of M&M
Executive, Audit and Compensation                       General  Partnership  and a general partner of RKM Investment
Committees                                              Company, the general partner of Constitution Partners I, L.P.

G. KENNETH MACRAE                                       Mr.   Macrae  is  currently  a  director  of  USV.  He  is  a
Age:  73                                                consultant  to Keystone  Venture  Capital  Management  Co., a
Director since 1990                                     venture  capital firm in  Philadelphia,  Pennsylvania.  Prior
Compensation, Executive                                 to serving as a consultant,  Mr. Macrae was from 1983 to 1997
and Stock Option Committees                             the President of Keystone Venture Capital  Management Co. and
                                                        the President and Director of KVM IV MCGP,  Inc., the general partner of Keystone Venture IV Management  Company,  L.P. and
                                                        Keystone IV, L.P.

GEORGE E. NORCROSS III                                  Mr.  Norcross  is  currently  a  director  of USV.  He is the
AGE:  46                                                Chairman  and Chief  Executive  Officer of Commerce  National
Director since 2002                                     Insurance  Services,  the insurance unit of Commerce Bancorp.
                                                        Mr.  Norcross  has  served in that  position,  or in  similar
                                                        positions  with  predecessor   companies,   since  1979.  Mr.
                                                        Norcross  also serves on the board of  directors  of Commerce
                                                        Bancorp (NYSE:  CBH).

JOSEPH J. ROBERTS                                       Mr.  Roberts is  currently a director  of USV.  Since 1987 he
AGE:  49                                                has served as a Member of the  General  Assembly of the State
Director since 2002                                     of New  Jersey,  where he is  currently  serving as  Majority
                                                        Leader.   Mr.  Roberts,  a  self-employed   businessman,   is
                                                        President of Jersey Shore  Hospitality,  LLC,  which owns and operates three restaurants in Cape May County, New Jersey.

WILLIAM A. SCHWARTZ, JR.                                Mr.  Schwartz  serves  as USV's  President,  Chief  Executive
Age:  60                                                Officer  and  Chairman  of the Board  and has  served in that
Director since 1967                                     capacity  for the  Company and its  predecessors  since 1967.
Executive Committee                                     Mr.  Schwartz  also  serves  on the  board  of  directors  of
                                                        Commerce  Bancorp  (NYSE:  CBH).  Mr.  Schwartz is married to
                                                        Gayle E. Schmidt.

DENNIS J. SHAUGHNESSY                                   Mr.  Shaughnessy  is currently a director of USV. Since 1989,
Age:  54                                                Mr.   Shaughnessy  has  served  as  the  Managing   Director,
Director since 1994                                     Treasurer and Director of Grotech  Capital  Group,  Inc., the
Audit, Compensation and Stock Option                    general  partner of Grotech  Partners III, L.P.,  Grotech III
Committees                                              Companion Fund, L.P. and Grotech III Pennsylvania  Fund, L.P.
                                                        and  Managing  Director,  Treasurer  and  Director of Grotech
                                                        Capital  Group IV,  Inc.,  the  general  partner  of  Grotech
                                                        Partners  IV, L.P. Mr.  Shaughnessy  also serves on the board of  directors  of Polk  Audio  Inc.  (NASDAQ:  PKAU)  and FTI
                                                        Consulting, Inc. (AMEX: FCN).

J. ROGER SULLIVAN, JR.                                  Mr.  Sullivan is  currently  a director  of USV.  Since March
Age:  59                                                1994, Mr.  Sullivan has served as a vice president of Grotech
Director since 1994                                     Capital Group,  Inc., the general partner of Grotech Partners
Audit Committee                                         III, L.P. and Grotech  Capital IV, Inc., the general  partner of Grotech Partners IV, L.P.

PETER M. TROUP                                          Mr.  Troup is  currently a director of USV.  Since 1996,  Mr.
Age:  58                                                Troup has  served as a  management  consultant  to the retail
Director since 1997                                     industry.

INFORMATION CONCERNING EXECUTIVE OFFICERS


         Background information about the Company's executive officers, is set forth below.

GAYLE E. SCHMIDT                           Ms. Schmidt has served as USV's Executive Vice
Age:  49                                   President and Chief Operating Officer since April
                                           2000. From 1990 to March 2000, she served as the
                                           company's Executive Vice President, Manufacturing.

GEORGE T. GORMAN                           Mr. Gorman has served as USV's President, Retail
Age:  50                                   since February 1998. From September 1996 to January
                                           1998, he served as the Executive Vice President,
                                           Retail of the Company.

CARMEN J. NEPA, III                        Mr. Nepa has served as USV's Senior Vice President,
Age:  36                                   Chief Financial Officer and Secretary since November
                                           2001. From 1995 to October 2001, Mr. Nepa was a
                                           senior manager with Ernst & Young, LLP.


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

           Section 16(a) of the Exchange Act of 1934, as amended, requires the company's executive officers and directors and persons who own more than ten percent of a registered class of the company's equity securities (collectively, the "Reporting Persons") to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish the company with copies of these reports. The company believes that all filings required to be made by the Reporting Persons during the fiscal year ended January 31, 2002 were made on a timely basis, except for the initial statement of beneficial ownership of Mr. Nepa, which was not filed until April 2002, reporting no securities owned of USV by Mr. Nepa.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

           The following table summarizes the total compensation, for each of the last three fiscal years, earned by the Named Executive Officers--the Chief Executive Officer and the three other most highly compensated executive officers of USV who earned over $100,000 and who were serving in such capacities as of January 31, 2002. The information presented below represents all compensation earned by the Named Executive Officers for all services performed for the company or any of its subsidiaries.

                                         Annual Compensation                  Long-Term Compensation Awards
                              ----------------------------------- --------------------------------------------------
                                                                            Shares
                              Fiscal                                      Underlying                All Other
Name and Principal Positions   Year          Salary       Bonus              Options              Compensation(1)
----------------------------- ---------- ------------- ---------- ---------------------------- ---------------------

William A. Schwartz, Jr.       2001        $305,000    $    --                --                 $   2,070
   President and Chief         2000         297,000         --           228,735                     2,070
   Executive  Officer          1999         275,000         --                --                        --


Gayle E. Schmidt........       2001         194,200         --                --                     5,394
   Executive Vice              2000         185,000         --            76,050                     4,902
   President and Chief         1999         176,000         --                --                        --
   Operating Officer

George T. Gorman............   2001         193,900         --                --                     1,525
   President, Retail           2000         185,000         --            80,665                     1,256
                               1999         176,000         --                --                     1,297

Carmen  J. Nepa, III....       2001(2)       47,100     25,000                --                        --
   Senior Vice President,
   Chief Financial Officer
   and Secretary


George E. McHenry, Jr. .       2001(3)      147,700         --                --                     1,177
   Executive Vice President,   2000         175,000         --            76,050                     1,167
   Chief Financial Officer     1999         163,900         --                --                       860
   and Secretary

------------------------------------

(1) Includes the value of the Company's contributions to the Company-sponsored 401(k) plan and the amount paid by the Company for term life insurance coverage under health and welfare plans.

(2)      Mr. Nepa joined the Company in November 2001.

(3)      Mr. McHenry resigned from his position with the Company in November
         2001.

STOCK OPTIONS

         The following table sets forth certain information about the number of unexercised stock options and the value of any in-the-money options that are held by the Named Executive Officers. All of these options are transferable to family members under specified conditions.



                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                       NUMBER OF SHARES                VALUE OF UNEXERCISED
                                                    UNDERLYING UNEXERCISED            IN-THE MONEY OPTIONS(1)
                                                  OPTIONS AT FISCAL YEAR-END            AT FISCAL YEAR-END
                                                 ----------------------------      -------------------------------
NAME                                             EXERCISABLE    UNEXERCISABLE      EXERCISABLE       UNEXERCISABLE
----                                             -----------    -------------      -----------       -------------
William A. Schwartz, Jr.                            228,735        228,735              $0                $0
George T. Gorman                                     80,665         80,665               0                 0
Gayle E. Schmidt                                     76,050         76,050               0                 0

(1) Amounts were calculated using the closing price of the common stock on the last trading day of the fiscal year ($2.75).

EMPLOYMENT AGREEMENTS

         We entered into an employment agreement in 1998 with William A. Schwartz, Jr., President and Chief Executive Officer. The employment agreement provides for a guaranteed base salary and the right to be considered for such bonus programs as are adopted by the board. The initial term of Mr. Schwartz's employment agreement was for three years and automatically renews annually for successive three-year terms if not terminated by either party. Under the terms of Mr. Schwartz's agreement, he is entitled to salary continuation of the balance of the term of his employment agreement, but not less than one year, if his employment is terminated by us other than for cause or if he resigns for good reason under the terms of the agreement. The severance payable to Mr. Schwartz will depend on his monthly salary at that time. His current monthly salary is $25,417. If all or substantially all of the assets of the company are sold, or a merger or sale of all or substantially all of the stock of the company occurs while Mr. Schwartz is employed by the company, he will receive a bonus payment of $750,000.

         We also entered into salary continuation agreements in 1998 with George
T. Gorman, President-Retail, and Gayle E. Schmidt, Executive Vice President and Chief Operating Officer. Under the terms of each of these agreements, the executive is entitled to salary continuation for one year if the executive's employment is terminated by us other than for cause, or if the executive resigns with good reason under the terms of the agreement. The severance due to each executive depends on the executive's monthly salary at that time. The current monthly salary for each executive is as follows: Mr. Gorman -- $16,158; and Ms. Schmidt -- $16,183. Each executive has also agreed not to compete with the Company for a period of six months following the termination of the executive's employment with the company.

         In October 2001, we entered into an employment agreement with Carmen Nepa, our Chief Financial Officer. The employment agreement provides for a guaranteed base salary and the right to be considered for such bonus programs as are adopted by the board. The initial term of Mr. Nepa's employment agreement is for 2 years and automatically renews for successive one year periods thereafter if not terminated by either party. Under the terms of Mr. Nepa's agreement, he is entitled to salary continuation for a period of 12 months if his employment is terminated by the Company other than for cause or if Mr. Nepa resigns for good reason under the terms of the agreement. The severance payable to Mr. Nepa, if any, will depend on his monthly salary at that time.

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

DIRECTOR COMPENSATION

         Mr. Schwartz, who is the only director that is also an employee, does not receive any additional compensation for serving on the Board of Directors.

         Annual Retainer Fee. Historically, each director of the company who is not an employee of the company or any of its subsidiaries receives an annual retainer payable in either cash or shares of company stock. Each current director, who is not an employee of the Company, received a cash payment of $15,000 for serving as a director during fiscal 2001. The form and amount of the annual retainer to be paid by the company to eligible directors in fiscal 2002 has not yet been determined.

         Other Benefits. We reimburse directors for the reasonable expenses associated with attending Board meetings and provide them with liability insurance coverage for their activities as directors of the company.

MEETINGS AND COMMITTEES OF THE BOARD

         The Board met five times during fiscal 2001. During fiscal 2001, all then incumbent directors attended at least 75% of the meetings of the Board and the Board committees on which they served.

         The Board has four standing committees: the Audit Committee, the Compensation Committee, the Executive Committee and the Stock Option Committee. The Board does not have a nominating committee. The functions customarily attributable to a nominating committee are performed by the Board as a whole.

         Audit Committee. The Audit Committee of the Board of Directors, currently consisting of Messrs. McDonald, Shaughnessy and Sullivan, is authorized to recommend to the Board of Directors independent certified public accounting firms for selection as auditors of the company, make recommendations to the Board of Directors on auditing matters, examine and make recommendations to the Board of Directors concerning the scope of audits, and review and approve the terms of transactions between or among the company and related parties. None of the members of the Audit Committee is an employee of the company. Mr. McDonald is the Chairman of the Audit Committee. The Audit Committee met four times during fiscal 2001.

         Compensation Committee. The Compensation Committee of the Board of Directors, currently consisting of Messrs. Shaughnessy, Macrae and McDonald, is authorized to exercise all of the powers of the Board of Directors with respect to matters pertaining to compensation and benefits, including, but not limited to, salary matters, incentive/bonus plans, investment programs and insurance plans. The Compensation Committee is also authorized to exercise all of the powers of the Board of Directors in matters pertaining to employee promotions and the designation or revision of employee positions and job titles. None of the members of the Compensation Committee is an employee of the company. Mr. Shaughnessy is Chairman of the Compensation Committee. The Compensation Committee met once during 2001.

         Executive Committee. The Executive Committee of the Board of Directors, currently consisting of Messrs. Macrae, McDonald and Schwartz, is authorized to exercise substantially all of the powers of the board in the management and business affairs of the company, except it does not have the authority to declare dividends, authorize the issuance of shares of our common stock, modify the company's certificate of incorporation or bylaws, adopt any agreement of merger or consolidation or recommend to the shareholders the sale, lease or exchange of all or substantially all of the company's assets or the dissolution of the company. Regularly scheduled meetings of the board are held periodically each year and special meetings are held from time to time. As a consequence, the occasions on which this committee is required to take action are limited. The committee did not meet during fiscal 2001.

         Stock Option Committee. The Stock Option Committee of the Board of Directors, currently consisting of Messrs. Shaughnessy and Macrae, is authorized to administer the company's existing stock option plan. The committee did not meet separately from the board during fiscal 2001.

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

Management has primary responsibility for the company's financial statements and the overall reporting process, including the company's system of internal controls. The independent auditors audit the annual financial statements prepared by management, express an opinion as to whether those financial statements fairly present the financial position, results of operations and cash flows of the company in conformity with accounting principles generally accepted in the United States and discuss with us any issues they believe should be raised with us. We reviewed the company's audited financial statements for the fiscal year ended January 31, 2002, with both management and Ernst & Young, the company's independent auditors, to discuss those financial statements. Management represented to us that the financial statements were prepared in accordance with generally accepted accounting principles.

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

         Based on these reviews and discussions, we recommended to the Board that the company's audited financial statements for the fiscal year ended January 31, 2002, be included in its Annual Report on Form 10-K for filing with the Securities and Exchange Commission. The Committee also recommended the reappointment, subject to shareholder approval, of the independent auditors, and the Board of Directors concurred in such recommendation.

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

SUMMARY

         The Compensation Committee believes that the company's executive compensation program must continually provide executives with a strong incentive to focus on and achieve the company's business objectives and link a significant portion of long-term remuneration directly to stock price appreciation realized by all of the company's shareholders. By assuring that executives are appropriately compensated and therefore motivated, the long-term interests of shareholders will be best served. The actions taken by the Compensation Committee in 2001 were consistent with this focus and the principles outlined above.

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

PERFORMANCE GRAPH

         The following Performance Graph compares, for the period that our Peer Group common stock has been publicly traded (since December 2, 1997), the cumulative total stockholder return for the company, The Nasdaq Stock Market (U.S. Compares) Index (the "Nasdaq Market Index"), and The Peer Group Index (the "Peer Group Index"). The Peer Group Index consists of the company and the following companies which are engaged primarily in the retail optical business:
Cole National Corporation; Luxottica; National Vision, Inc. f/k/a Vista Eyecare, Inc.; and Emerging Vision, Inc. The Performance Graph assumes that $100 was invested beginning on the date of our initial public offering in each of USV and the indexes. Total return performance for the Nasdaq Market Index and the Peer Group Index is weighted based on the market capitalization of the companies included in each index and assumes that dividends are reinvested. In fiscal 2001, we did not declare or pay any dividends on our common stock. Immediately following the Performance Graph is a chart of the numerical plot-points that support the graph. We caution that the stock price performance shown in the graph below should not be considered indicative of potential future stock price performance.

                          TOTAL RETURN TO STOCKHOLDERS
                      (Assumes $100 Investment on 12/2/97)

                              1/31/97       1/30/98      1/29/99       1/31/00       1/31/01       1/31/02
                              -------       -------      -------       -------       -------       -------
U.S. Vision, Inc              $100.00       $105.92      $  78.41      $  31.30      $  46.78      $  30.27
Nasdaq Market Index           $100.00       $ 99.92      $ 155.22      $ 244.79      $ 172.25      $ 120.15
Peer Group Index              $100.00       $111.35      $  87.58      $ 130.15      $ 218.08      $ 266.97




ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

STOCK OWNERSHIP

         The following table sets forth, as of January 31, 2002, certain information regarding the beneficial ownership of our common stock by:

         o Each person or entity who is known by us to own beneficially 5% or more of our outstanding common stock;

         o        each director of the company;

         o        each of our Named Executive Officers; and

         o        all of our directors and executive officers as a group.

                                                                          OPTIONS OR
                                                                           WARRANTS
                                                                          EXERCISABLE
              NAME AND ADDRESS                  NUMBER OF SHARES           WITHIN 60          PERCENTAGE OF SHARES
            OF BENEFICIAL OWNER               BENEFICIALLY OWNED(1)          DAYS            BENEFICIALLY OWNED(1)
            -------------------               ---------------------       -----------        ---------------------

Norcross Roberts Group(5)                           2,011,401                    --                 25.8%
     c/o George E. Norcross III
     1701 Route 70 East
     Cherry Hill, NJ  08034

Grotech Partners IV, L.P. ..............            1,583,951                    --                 20.3%
     9690 Deereco Road
     Timinium, MD  21093

Stolberg Partners, L.P..................            1,525,159                    --                 19.5%
     767 Third Avenue
     New York, NY  10017

Constitution Partners I, L.P............              487,228                    --                  6.2%
     600 Grant Street, 57th Floor, USX Tower
     Pittsburgh, PA  15219

William A. Schwartz, Jr.(2).............               60,190                228,735                 3.6%

Dennis J. Shaughnessy(3)................            1,953,795                 39,000                25.4%

J. Roger Sullivan, Jr.(3)...............            1,953,795                 39,000                25.4%

Richard K. McDonald(4)..................              737,254                 19,500                 9.7%

George T. Gorman(2).....................               --                     80,665                 1.0%

Gayle E. Schmidt(2) ....................                1,040                 76,050                 *

Carmen J. Nepa III(2) ..................               --                         --                 *

Peter M. Troup    ......................                8,228                 63,944                 *

G. Kenneth Macrae  .....................                2,471                 27,618                 *

George E. Norcross III                              2,011,401                     --                25.8%

Joseph J. Roberts                                   2,011,401                     --                25.8%

Directors and executive
  officers as a group
  (11) persons..........................            4,774,379                574,512                63.8%


------------------------------

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

(2) The address of Messrs. Schwartz, Gorman and Nepa, and Ms. Schmidt is c/o U.S. Vision, Inc., One Harmon Drive, Glendora, NJ 08029.

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

(5) The shares of stock listed in Mr. Norcross' and Mr. Roberts' name are owned by the Norcross Roberts Group.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

         Since 1990, we have leased a retail store, office and administrative space located in a 7,000 square foot building in Philadelphia, Pennsylvania, from a limited partnership in which William A. Schwartz, Jr. and Gayle E. Schmidt, each of whom is an executive officer of the company and a 10% limited partner of the partnership. Mr. Schwartz is also the general partner of the partnership. We made payments to the partnership of $154,000, $153,000, and $149,000 in fiscal 2001, 2000, and 1999, respectively. Management believes that the lease terms are comparable to those that could have been obtained pursuant to an arm's length transaction with unaffiliated partners.


                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

FINANCIAL STATEMENTS

The following financial statements of the Company are filed as a part of this report:

                                                                                                               PAGE
                                                                                                               ----
Report of Independent Auditors..................................................................................F-1
Consolidated Balance Sheets as of January 31, 2002 and 2001.....................................................F-2
Consolidated Statements of Operations -- For the Fiscal Years Ended
  January 31, 2002, 2001 and 2000...............................................................................F-3
Consolidated Statements of Shareholders' Equity -- For the Fiscal Years Ended
  January 31, 2002, 2001 and 2000 ..............................................................................F-4
Consolidated Statements of Cash Flows --For the Fiscal Years Ended
  January 31, 2002, 2001 and 2000...............................................................................F-5
Notes to Consolidated Financial Statements......................................................................F-6

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

                                            U. S. VISION, INC.



May 1, 2002                              By:  /s/ William A. Schwartz, Jr.
                                                --------------------------------
                                            William A. Schwartz, Jr., President
                                            and Chief Executive Officer

         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 1, 2002.

         Signature                                            Capacity
         ---------                                            --------

    /s/ William A. Schwartz, Jr.                           President, Chief Executive Officer and Director
----------------------------------                         (Principal Executive Officer)
   William A. Schwartz, Jr.


    /s/ Carmen J. Nepa, III                                Senior Vice President, Chief Financial Officer and
----------------------------------                         Secretary
   Carmen J. Nepa, III                                     (Principal Financial and Accounting Officer)


    /s/ Dennis J. Shaughnessy                              Director
----------------------------------
   Dennis J. Shaughnessy


    /s/ J. Roger Sullivan, Jr.                             Director
----------------------------------
   J. Roger Sullivan, Jr.


    /s/ Richard K. McDonald                                Director
----------------------------------
   Richard K. McDonald


    /s/ G. Kenneth Macrae                                  Director
----------------------------------
   G. Kenneth Macrae


     /s/ Peter M. Troup                                    Director
----------------------------------
   Peter M. Troup


    /s/ George  E. Norcross III                            Director
----------------------------------
   George E. Norcross III


    /s/ Joseph J. Roberts                                  Director
----------------------------------
   Joseph J. Roberts

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Shareholders
U.S. Vision, Inc.

         We have audited the accompanying consolidated balance sheets of U.S. Vision, Inc. as of January 31, 2002 and 2001, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended January 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of U.S. Vision, Inc. at January 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2002, in conformity with accounting principles generally accepted in the United States.


                                                      /s/Ernst & Young LLP


Philadelphia, Pennsylvania
April 12, 2002

                                U.S. Vision, Inc.

                           Consolidated Balance Sheets

                (Dollars in thousands, except per share amounts)

                                                                    JANUARY 31,
                                                              ----------------------
                                                                 2002         2001
                                                              ---------    ---------
ASSETS

Current assets:
   Cash                                                       $     357    $     240
   Accounts receivable                                           10,883       10,879
   Inventory                                                     20,203       20,954
   Prepaid expenses and other                                       617        1,130
                                                              ---------    ---------
Total current assets                                             32,060       33,203
Property, plant, and equipment, net                              38,365       40,524
Goodwill, net of accumulated amortization of $1,566
  and $1,217, respectively                                        6,007        6,356
Other                                                               973          995
                                                              ---------    ---------
Total assets                                                  $  77,405    $  81,078
                                                              =========    =========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable--trade                                    $   4,456    $   4,865
   Accrued wages                                                  2,521        2,421
   Accrued rent                                                   1,300        1,415
   Accrued expenses                                               2,132        2,647
   Current portion of obligations under capital lease             1,323          945
   Current portion of long-term debt                                367          450
                                                              ---------    ---------
Total current liabilities                                        12,099       12,743
Obligations under capital lease                                   1,257        2,272
Long-term debt, less current portion                             14,658       16,112
Other long-term liabilities                                         290          505
Shareholders' equity:
   Common stock, $0.01 par value:
      Authorized shares--15,000,000, issued and outstanding
            shares--7,802,942                                        78           78
   Additional paid-in capital                                   115,766      115,766
   Accumulated deficit                                          (66,743)     (66,398)
                                                              ---------    ---------
Total shareholders' equity                                       49,101       49,446
                                                              ---------    ---------
Total liabilities and shareholders' equity                    $  77,405    $  81,078
                                                              =========    =========


          See accompanying notes to consolidated financial statements.

                                U.S. Vision, Inc.


                      Consolidated Statements of Operations

                (Dollars in thousands, except per share amounts)







                                                        YEAR ENDED JANUARY 31,
                                                  ----------------------------------
                                                      2002        2001        2000
                                                  ---------    ---------   ---------
Net sales                                         $ 134,756    $ 147,617   $ 143,419
Cost of sales                                        40,560       44,645      45,516
                                                  ---------    ---------   ---------
Gross profit                                         94,196      102,972      97,903
Operating expenses:
    Selling, general, and administrative
       expenses                                      88,479       92,070      91,726
    Unusual items                                      (289)         752       2,835
    Depreciation and amortization                     5,216        4,708       4,670
                                                  ---------    ---------   ---------
                                                     93,406       97,530      99,231
                                                  ---------    ---------   ---------
Operating income (loss)                                 790        5,442      (1,328)
Interest expense, net                                 1,042          456         469
                                                  ---------    ---------   ---------
Income (loss) before income tax provision              (252)       4,986      (1,797)
Income tax provision                                     93          191          22

                                                  ---------    ---------   ---------
Net income (loss)                                 $    (345)   $   4,795   $  (1,819)
                                                  =========    =========   =========

Net income (loss) per share - basic               $   (0.04)   $    0.61   $   (0.23)
                                                  =========    =========   =========
Net income (loss) per share - assuming dilution   $   (0.04)   $    0.61   $   (0.23)
                                                  =========    =========   =========



          See accompanying notes to consolidated financial statements.

                                U.S. Vision, Inc.

           Consolidated Statements of Changes in Shareholders' Equity

                        (In thousands, except share data)

                                          COMMON STOCK
                                   ($0.01 PAR VALUE PER SHARE)    ADDITIONAL                        TOTAL
                                   -----------------------------    PAID-IN    ACCUMULATED       SHAREHOLDERS'
                                          SHARES       AMOUNT      CAPITAL        DEFICIT          EQUITY
                                   --------------    -----------  ---------    -----------       -------------
Balance at January 31, 1999             7,802,942    $    78      $ 115,766     $  (69,374)        $  46,470
Net loss                                                                            (1,819)           (1,819)
                                        ---------    -------      ---------     ----------         ---------
Balance at January 31, 2000             7,802,942         78        115,766        (71,193)           44,651
Net income                                                                           4,795             4,795
                                        ---------    -------      ---------     ----------         ---------
Balance at January 31, 2001             7,802,942         78        115,766        (66,398)           49,446
Net loss                                                                              (345)             (345)
                                        ---------    -------      ---------     ----------         ---------
Balance at January 31, 2002             7,802,942    $    78      $ 115,766     $  (66,743)        $  49,101
                                        =========    =======      =========     ==========         =========

          See accompanying notes to consolidated financial statements.

                                U.S. Vision, Inc.

                      Consolidated Statements of Cash Flows

                                 (In thousands)

                                                                             YEAR ENDED JANUARY 31,
                                                                  --------------------------------------------
                                                                     2002              2001             2000
                                                                  ---------          --------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                 $    (345)         $  4,795        $  (1,819)
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Depreciation and amortization                                    5,216             4,708            4,670
     (Gain) loss on closure of manufacturing facility                  (493)              --             2,835
     Loss on closure of non-performing stores                           204               396               --
     Changes in operating assets and liabilities, net of
     effect of acquisitions:
       Accounts receivable                                               (4)            1,127            1,104
       Inventory                                                        751             2,831           (2,918)
       Other                                                            515                49             (953)
       Accounts payable - trade                                        (409)           (5,229)           2,200
       Accrued expenses                                                (981)              777              203
                                                                  ---------          --------        ---------
Net cash provided by operating activities                             4,454             9,454            5,322

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property, plant, and equipment, net                (3,098)           (6,313)          (9,601)
     Sale of manufacturing facility                                   1,307                --               --
     Acquisitions                                                       --                 --             (795)
                                                                  ---------          --------        ---------
Net cash used in investing activities                                (1,791)           (6,313)         (10,396)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings (payments) on revolving credit line              (1,082)           (2,181)           5,890
     Proceeds from long-term borrowing                                   --               682              870
     Principal payments on long-term debt and capital
       leases                                                        (1,464)           (1,856)          (1,925)
                                                                  ---------          --------        ---------
Net cash provided by (used in) financing activities                  (2,546)           (3,355)           4,835
                                                                  ---------          --------        ---------
Net increase (decrease) in cash                                         117              (214)            (239)
Cash at beginning of period                                             240               454              693
                                                                  ---------          --------        ---------
Cash at end of period                                             $     357          $    240        $     454
                                                                  =========          ========        =========
Supplemental disclosure of cash flow information:
Interest paid                                                     $   1,104          $  1,434        $   1,065
                                                                  =========          ========        =========
Income taxes paid                                                 $     149          $    188        $     863
                                                                  =========          ========        =========
Supplemental schedule of non-cash investing and
   financing activities:
Capital lease obligations incurred                                $     352          $  1,575        $      45
                                                                  =========          ========        =========
Note payable incurred in connection with acquisitions             $      --          $     --        $     758
                                                                  =========          ========        =========


          See accompanying notes to consolidated financial statements.

                                U.S. Vision, Inc.

                   Notes to Consolidated Financial Statements

1.     ORGANIZATION

         U.S. Vision, Inc. is a retailer of optical products and services through retail optical departments licensed to operate within national and regional department stores and through a limited number of freestanding retail locations. Our retail optical departments are full-service retail vision care stores that offer an extensive selection of designer brands and private label prescription eyewear, contact lenses, sunglasses, ready-made readers and accessories. As of January 31, 2002, we operated 603 locations in 47 states and Canada, consisting of 577 licensed departments and 26 freestanding stores.

2.     SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates.

REVENUE RECOGNITION

         Revenue is recognized when merchandise is delivered or shipped to the customer.

ADVERTISING

         The Company expenses advertising costs as incurred. Advertising expense was $9,325,000, $8,950,000, and $9,764,000 in fiscal 2001, 2000, and 1999, respectively.

INVENTORY

         Inventory, consisting principally of frames and lenses, is valued at the lower of cost or market, determined by the first-in, first-out method.

PROPERTY, PLANT, AND EQUIPMENT

         Property, plant, and equipment are stated at cost. Depreciation, which includes assets under capital leases, is computed using the straight-line method. The general range of useful lives is 10 to 30 years for buildings and improvements, and 3 to 10 years for automobiles, machinery and equipment, computer equipment, and furniture and fixtures. Depreciation expense totaled $4,847,000, $4,342,000, and $4,349,000 in fiscal 2001, 2000, and 1999, respectively.

                                U.S. Vision, Inc.

2.     SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ACCOUNTING FOR INTERNAL USE SOFTWARE

         The Company capitalizes certain costs incurred with developing or obtaining internal-use software in accordance with the provisions of AICPA Statement of Position 98-1. Total costs capitalized for the years ended January 31, 2001 and 2000 included capitalized interest expense of $999,000, and $739,000, respectively.

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

PENDING ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS No. 142 requires that these assets be reviewed for impairment as least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives.

         The Company will apply SFAS No. 142 beginning in the first quarter of 2002. Application of the nonamortization provisions of SFAS No. 142 is expected to result in an increase in net income of $349,000 ($0.05 per share) in 2002. The Company will test goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company expects to perform the first of the

                                U.S. Vision, Inc.

2.       SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


required impairment tests of goodwill and indefinite-lived intangible assets as of February 1, 2002 in the second quarter of 2002. If an impairment charge were to result from these transitional impairment tests, it would be reflected as the cumulative effect of a change in accounting principle in the first quarter of 2002. The Company has not yet determined what the effect, if any, of these tests will be on the earnings and financial position of the Company.

         In 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and provides a single accounting model for long-lived assets to be disposed and broadens the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The Company adopted this statement on February 1, 2002, and the effect of the adoption was not material to the Company.


3.       PROPERTY, PLANT, AND EQUIPMENT

         Property, plant, and equipment is as follows (In thousands):

                                       JANUARY 31,
                                   -----------------
                                     2002      2001
                                   -------   -------
Land and buildings                 $ 7,059   $ 8,018
Leasehold improvements              10,713    10,641
Machinery and equipment             22,961    22,639
Data processing equipment and
   related capitalized costs        18,339    17,744
Furniture and fixtures              17,960    16,653
                                   -------   -------
                                    77,032    75,695
   Less accumulated depreciation    38,667    35,171
                                   -------   -------
                                   $38,365   $40,524
                                   =======   =======


4.       LONG-TERM DEBT

         Long-term debt is as follows (In thousands):

                                                                                          JANUARY 31,
                                                                                   --------------------------
                                                                                     2002             2001
                                                                                   --------         ---------
$20,000,000 Revolving Line of Credit which expires on
July 31, 2003. Interest is payable monthly at the lower of prime, as defined, or the ninety day rate for U.S. Treasury Bills plus 250 basis points (4.22% at
January 31, 2002). The revolving line
of credit is secured by substantially all the assets of the Company.               $ 10,951         $  12,033

                                U.S. Vision, Inc.

4.     LONG-TERM DEBT  (CONTINUED)

DRPA Term Loan due February 1, 2010. Requires quarterly payments of $13,322, which includes principal and interest at 2%. Final payment of $702,434 is due on
January 31, 2010. The term loan is secured by the
land and building of the Corporate headquarters.                                          989          1,022

DRPA Term Loan due February 1, 2010. Requires quarterly payments of $25,313, which includes principal and interest at 2%. Final payment of $1,334,625 is due on January 31, 2010. The term loan is secured by the
land and building of the New Jersey manufacturing facility.                             1,879          1,942

DRPA Term Loan due on June 7, 2005.  Requires quarterly payments of $33,175, which includes principal and interest at 2%.  The term loan is secured by certain equipment located in the New Jersey
manufacturing facility.                                                                   416            539

Mortgage loan payable due October 2004.  Requires monthly payments of $5,121, which includes principal and interest at 8.5%.  Final payment of $413,000 is due on October 2004.  The loan is secured by the land
and building of the New Jersey distribution facility.                                     477            497

Note payable to stockholder, which was repaid in full on July 7, 2001. Required quarterly payments of $41,666 plus simple interest based
on the prime rate at the first day of each calendar quarter.                                -             83

Other                                                                                     313            446
                                                                                  -----------        -------
                                                                                       15,025         16,562

Less current portion                                                                      367            450
                                                                                  -----------        -------
                                                                                  $    14,658        $16,112
                                                                                  ===========        =======


         The revolving credit agreement contains various financial covenants including maintaining a specified net worth level, current ratio, and a fixed charge ratio. The revolving credit agreement also prohibits the payment of dividends to common shareholders. As of January 31, 2002, the Company was in compliance with the all the financial covenants.

         The carrying amounts of the Company's debt approximate their fair values.

                                U.S. Vision, Inc.

         Maturities of long-term debt for each of the next five years and thereafter are as follows (In thousands):

            YEAR ENDED JANUARY 31,
            ----------------------

      2003                    $   367
      2004                     11,318
      2005                        726
      2006                        148
      2007                        108
Thereafter                      2,358
                              -------
                              $15,025
                              =======


5.       LEASE COMMITMENTS

         Capital lease obligations are machinery and equipment leases which expire on various dates through 2005. Assets under capital leases at January 31, 2002 and 2001, were $3,161,000 and $3,389,000, net of accumulated amortization of $1,721,000 and $1,211,000, respectively, and are included as a component of property, plant, and equipment in the consolidated balance sheets.

         Future minimum payments required under capital leases and noncancellable operating leases with lease terms in excess of one year as of January 31, 2002, are as follows (In thousands):

                                                             CAPITAL                OPERATING
           YEAR ENDED JANUARY 31,                             LEASES                  LEASES
           ----------------------                          ----------               ---------
           2003                                            $    1,496                $    763
           2004                                                   814                     384
           2005                                                   493                     211
           2006                                                    86                      56
           2007                                                    --                      13
                                                           ----------                 -------
           Total lease payments                                 2,889                 $ 1,427
                                                                                      =======
           Less amount representing interest                      309
                                                           ----------
           Present value of minimum capitalized
               lease payments                                   2,580
           Less current portion                                 1,323
                                                           ----------
           Long-term portion                               $    1,257
                                                           ==========


         The Company has commitments from Commerce Bank Lease, a unit of Commerce Bank, N.A., for a $2,000,000 five-year equipment lease financing facility. The facility expires on July 31, 2003 and provides the Company with a number of leasing alternatives. At January 31, 2002 approximately $700,000 was available on this facility.

                                U.S. Vision, Inc.

5.       LEASE COMMITMENTS (CONTINUED)

         At January 31, 2002, the Company operated 26 of its retail stores under operating leases with varying terms. The leases expire at various dates from fiscal 2002 to fiscal 2006, and many have renewal options for up to five additional years. The leases provide for minimum lease payments and, in many cases, require payment of additional rents if sales exceed stipulated levels. These additional rents are not significant. The leases also require, in most cases, payment of taxes and common area expenses such as maintenance, security, and other expenses.

         The Company also operated 577 licensed optical departments under leases with expiration dates ranging from 60-days to 5-years. These leases provide for monthly lease payments calculated as a percentage of sales. Rent expense under these leases was $16,646,000, $18,215,000, and $17,378,000 in fiscal 2001, 2000, and 1999, respectively. Approximately 70% of these leases are with one large national retailer. The Company's master lease provides that only a limited number of the Company's optical centers with this retailer may be closed in any calendar year without cause.

         The Company also operates other facilities under operating leases. Rent expense for all operating leases, including those on its retail stores and licensed optical departments described above, was $18,120,000, $20,323,000, and $19,867,000 in fiscal 2001, 2000, and 1999, respectively.

6.     INCOME TAXES

         The components of the income tax provision are as follows (In thousands):

                        YEAR ENDED JANUARY 31,
                       ------------------------
                        2002     2001     2000
                       -----    -----    ------
Current provision      $  96    $ 217    $  48
Deferred benefit          (3)     (26)     (26)
                       -----    -----    -----
Income tax provision   $  93    $ 191    $  22
                       =====    =====    =====

                                U.S. Vision, Inc.

6.       INCOME TAXES (CONTINUED)

         Deferred income tax liabilities and assets result from differences in the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements. Significant components of the Company's deferred income taxes are as follows (In thousands):

                                                                      YEAR ENDED JANUARY 31,
                                                               ------------------------------------
                                                                2002           2001          2000
                                                               --------      --------       -------
Deferred tax assets:
      Net operating loss carryover                             $  6,422      $  5,347       $ 5,856
      Inventory costs                                               195           466         1,262
      Alternative Minimum Tax Credit                                261           258           232
      Other                                                         158           196           124
      Store closing reserves                                          -             8           171
                                                               --------      --------       -------
Total deferred tax assets                                         7,036         6,275         7,645
Valuation allowance                                              (3,820)       (3,970)       (5,451)
                                                               --------      --------       -------
Net deferred tax assets                                           3,216         2,305         2,194
                                                               --------      --------       -------
Deferred tax liability:
      Depreciation                                               (2,955)       (2,047)       (1,962)
                                                               --------      --------       -------
Total deferred tax liability                                     (2,955)       (2,047)       (1,962)
                                                               --------      --------       -------
Net deferred tax asset                                         $    261      $    258       $   232
                                                               ========      ========       =======

         The deferred tax valuation reserve decreased by $150,000 and $1,481,000 for fiscal 2001 and 2000, respectively. The valuation reserve has been established to eliminate the benefit of all net deferred tax assets except for the credit on the Alternative Minimum Tax.

         A reconciliation of the income tax provision with amounts determined by applying the U.S. Statutory rate to income before income tax is as follows (in thousands):

                                                                       YEAR ENDED JANUARY 31,
                                                                ----------------------------------------
                                                                   2002           2001            2000
                                                                ---------       --------       ---------
Income tax provision at the statutory rate                      $     (86)      $  1,738       $    (611)
Amortization of goodwill                                               99             99              83
Nondeductible expenses                                                 42             61             121
Increase (decrease) in deferred tax
       asset valuation reserve                                       (150)        (1,481)            486
State income tax provision                                             62            111              76
Other taxes                                                           126           (337)           (133)
                                                                ---------       --------       ---------
Income tax provision                                            $      93       $    191       $      22
                                                                =========       ========       =========

                                U.S.Vision, Inc.

6.       INCOME TAXES (CONTINUED)

         As of January 31, 2002, the Company had federal and state net operating loss carry forwards of approximately $16,900,000 which will begin to expire in the year 2006. Approximately $9,500,000 of these carry forwards are available to offset future taxable income without limitation and approximately $7,400,000 of these carry forwards (the "Restricted NOLs") are significantly limited due to ownership changes. Approximately $780,000 of the Restricted NOLs will become available for use each year through the year 2008. Approximately $3,400,000 of the Restricted NOLs are expected to expire unutilized.

7.     NET INCOME PER SHARE

         The following table (In thousands except per share data) presents the calculation of earnings per share for the periods indicated.

                                                                       YEAR ENDED JANUARY 31,
                                                              ----------------------------------------
                                                                 2002           2001            2000
                                                              ---------      ---------       ---------
Net income (loss) available to common shareholders            $    (345)     $   4,795       $ (1,819)
Basic average common shares outstanding                           7,803          7,803          7,803
Effect of dilutive securities:
      Options and warrants                                            -             33              -
                                                              ---------      ---------       --------
Diluted average common shares outstanding                         7,803          7,836          7,803
                                                              ---------      ---------       --------
Net income (loss) per share - basic applicable to
         common shareholders                                  $   (0.04)     $    0.61       $  (0.23)
                                                              =========      =========       ========
Net income (loss) per share - assuming dilution
         applicable to common shareholders                    $   (0.04)     $    0.61       $  (0.23)
                                                              =========      =========       ========

         For the years ended January 31, 2002, 2001 and 2000, respectively, options and warrants to purchase 1,653,920 shares of common stock at prices ranging from $2.88 to $12.00 per share, 952,443 shares of common stock at prices ranging from $7.69 to $12.00 per share, and 1,010,473 shares of common stock at prices ranging from $7.69 to $12.00 per share were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and in 2002 and 2000 the shares were anti-dilutive.

8.       COMMITMENTS AND CONTINGENCIES

         The Company is subject to various pending and threatened litigation from time to time in the ordinary course of our business. Although all litigation involves some degree of uncertainty, in the opinion of management, liabilities, if any, arising from such litigation or threat thereof are not expected to have a material adverse effect on the Company.

9.       ACQUISITIONS

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

                                U.S. Vision, Inc.

9.       ACQUISITIONS (CONTINUED)

The total goodwill recorded on these acquisitions was $1.2 million, which is being amortized on a straight- line basis from the respective date of each acquisition. Pro forma results of operations have not been included for these acquisitions as the effect is not material.

10.      UNUSUAL ITEMS

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

         In fiscal 2001, we sold the frame manufacturing building located in Florida and realized a net gain of $493,000. This gain was offset by a charge of $204,000 for the write-off of furniture and fixtures and leasehold improvements in connection with the closure of approximately 40 under-performing stores.

11.      SEGMENT INFORMATION

         The Company operates exclusively in the business of marketing, distribution, and production of optical products through retail optical stores. On January 31, 2002, the Company operated in 47 states and in Canada. Approximately 68%, 66% and 66% of the Company's sales were in licensed departments of one retailer for fiscal 2001, 2000 and 1999. Sales in licensed departments of another retailer were approximately 13%, 12% and 12% for fiscal 2001, 2000 and 1999. A termination of either of these licenses could cause a significant loss of sales, which would affect operating results adversely.

         The Company's sales to customers, operating income and net property, plant and equipment are summarized below by geographical areas. Sales to customers are attributed to the geographical areas based on the point of sale.

                                      UNITED STATES       CANADA       CONSOLIDATED
                                      -------------     ----------     ------------
                                                      (In thousands)
YEAR ENDED JANUARY 31, 2002
Sales to customers                      $ 128,232       $   6,524       $ 134,756
Operating income (loss)                     1,742            (952)            790
Property, plant and equipment, net         36,093           2,272          38,365

YEAR ENDED JANUARY 31, 2001
Sales to customers                      $ 141,616       $   6,001       $ 147,617
Operating income (loss)                     6,615          (1,173)          5,442
Property, plant and equipment, net         38,535           1,989          40,524

YEAR ENDED JANUARY 31, 2000
Sales to customers                      $ 140,463       $   2,956       $ 143,419
Operating income (loss)                      (333)           (995)         (1,328)
Property, plant and equipment, net         37,010             880          37,890

                                U.S. Vision, Inc.

12.      STOCK BASED COMPENSATION PLANS

         In February 1996, the Board of Directors authorized the formation of an employee incentive stock option plan. The number of shares of Common Stock for which options could be granted under this plan cannot exceed in the aggregate 1,300,000 shares. The price at which shares may be purchased pursuant to options granted under the plan may not be less than the fair market value of the shares of Common Stock on the date the option is granted. In June 2000, the Board of Directors amended the employee incentive stock option plan to increase the aggregate number of shares subject to issuance by 700,000 shares from 1,300,000 shares to 2,000,000 shares.

         The following table summarizes the Company's stock option activity:

                                                     YEAR ENDED JANUARY 31,
                               -----------------------------------------------------------------------------
                                        2002                       2001                        2000
                               ----------------------      ---------------------      ----------------------
                                            Weighted                    Weighted                    Weighted
                                            Average                     Average                     Average
                               Number       Exercise        Number      Exercise      Number        Exercise
                               of shares    Price          of shares    Price         of shares      Price
                               ---------    ---------      ---------    --------      ---------     --------
Options outstanding at
  beginning of year            1,700,520    $    6.31      1,010,473     $   9.09     1,086,523     $   8.99
      Granted                         --           --        797,467         3.00            --           --
      Forfeited                  152,100         5.35        107,420         7.34        76,050         7.69
                               ---------    ---------      ---------     --------     ---------     --------
Options outstanding
  at end of year               1,548,420    $    6.40      1,700,520     $   6.31     1,010,473     $   9.09
                               ---------    ---------      ---------     --------     ---------     --------
Exercisable at end of year       898,615    $    8.86        906,665     $   8.52       851,973     $   8.54
Available for future grants      603,695                     451,595                    419,385

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

                                U.S. Vision, Inc.

12.           STOCK BASED COMPENSATION PLANS (CONTINUED)

                                                   Pro Forma            Pro Forma - Diluted
                Fiscal Year Ended                 Net Income            Net Income (Loss)
                    January 31,                    (Loss)                   Per Share
                -----------------                ------------           -------------------
                      2002                       $  (878,000)             $   (0.11)
                      2001                       $ 3,970,000              $    0.51
                      2000                       $(2,300,000)             $   (0.29)


         The fair value of options granted in fiscal 2000 was $1.07. The fair value of the options was estimated at the date of the grant using a Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 5.75%, dividend yield of 0%, expected volatility of the market price of the common stock of 63.8% and weighted average expected life of the options of 2 years. The estimated fair value of the options was amortized to expense over the vesting period of the options for the purposes of determining pro forma net income and pro forma net income per share. The effects of applying FAS 123 for purposes of providing pro forma disclosures are not likely to be representative of the effects on reported net income in future years.

13.      EMPLOYEE BENEFIT PLAN

         The Company implemented an employee savings plan (the "plan") during fiscal 1995 pursuant to Section 401(k) of the Internal Revenue Code. All employees who have been credited with at least 250 hours of service within three consecutive months are eligible to participate in the plan. Employees may elect to contribute to the plan through payroll deductions in an amount not to exceed the amount permitted under the Internal Revenue Code. The Company has the discretion to make matching contributions on behalf of the participants. Employees are fully vested in their contributions. Company contributions vest at a rate of 20% on each participant's anniversary date in the plan provided that the participant has completed 1,000 hours of service with the Company as of such date. During fiscal 2001, 2000 and 1999, the Company contributed $110,000, $140,000, and $135,000, respectively to the plan.

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

+        Filed herewith.