Form 10-Q
period 2002-04-30
U S VISION INC
filed 2002-06-14
CIK 1045639

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                        --------------------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2002.

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


As of June 1, 2002 there were 7,802,942 shares of the registrant's common stock outstanding.

                                U.S. VISION, INC.

                                TABLE OF CONTENTS


                                                                              Page
                                                                             Number
                                                                             ------
PART I.  FINANCIAL INFORMATION

      Item 1. Financial Statements

              Condensed Consolidated Balance Sheets (Unaudited)
              April 30, 2002 and January 31, 2002 ....................          1

              Condensed Consolidated Statements of Income (Unaudited)
              Three Months Ended April 30, 2002 and 2001..............          2

              Condensed Consolidated Statements of Cash Flow
              (Unaudited) Three Months Ended April 30, 2002 and 2001..          3

              Notes to Condensed Consolidated Financial Statements
              (Unaudited) ............................................          4

      Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations...........          7

      Item 3. Quantitative and Qualitative Disclosures About Market Risk        9


PART II. OTHER INFORMATION

      Item 4. Submissions of Matters to a Vote of Security Holders...           10

      Item 6. Exhibits and Reports on Form 8-K.......................           10


SIGNATURES    .......................................................           12

                                U.S. VISION, INC.



PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)


                                                          APRIL 30,        JANUARY 31,
                                                             2002              2002
                                                          ---------         ---------
ASSETS
Current assets:
  Cash                                                    $     494         $     357
  Accounts receivable                                        10,526            10,883
  Inventory                                                  20,346            20,203
  Prepaid expenses and other                                    880               617
                                                          ---------         ---------
Total current assets                                         32,246            32,060
Property, plant, and equipment, net                          37,742            38,365
Goodwill, net of accumulated amortization of $ 1,566          6,007             6,007
Other                                                         1,049               973
                                                          ---------         ---------
Total assets                                              $  77,044         $  77,405
                                                          =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable -- trade                               $   7,051         $   4,456
  Accrued wages                                               1,348             2,521
  Accrued rent                                                1,386             1,300
  Other accrued expenses                                      1,875             2,132
  Current portion of obligations under capital lease          1,305             1,323
  Current portion of long-term debt                             384               367
                                                          ---------         ---------
Total current liabilities                                    13,349            12,099
Obligations under capital lease                               1,316             1,257
Long-term debt, less current portion                         12,053            14,658
Other long-term liabilities                                     283               290
Shareholders' equity:
   Common stock, $0.01 par value:
      Authorized shares -- 15,000,000, issued and
            outstanding shares -- 7,802,942                      78                78

   Additional paid-in capital                               115,766           115,766
   Accumulated deficit                                      (65,801)          (66,743)
                                                          ---------         ---------
Total shareholders' equity                                   50,043            49,101
                                                          ---------         ---------
Total liabilities and shareholders' equity                $  77,044         $  77,405
                                                          =========         =========


          See accompanying notes to consolidated financial statements.

                                U.S. VISION, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)


                                                   Three Months Ended
                                                        April 30,
                                                ------------------------
                                                  2002            2001
                                                --------        --------
Net sales                                       $ 34,916        $ 36,805
Cost of sales                                     10,452          11,148
                                                --------        --------
Gross profit                                      24,464          25,657

Operating expenses:
  Selling, general, and administrative
    expenses                                      21,839          23,099
  Unusual items                                       --            (570)
  Depreciation and amortization                    1,465           1,325
                                                --------        --------
                                                  23,304          23,854
                                                --------        --------

Operating income                                   1,160           1,803
Interest expense, net                                204             288
                                                --------        --------

Income before income tax provision                   956           1,515
Income tax provision                                  14              41
                                                --------        --------
Net income                                      $    942        $  1,474
                                                ========        ========
Net income per share - basic                    $   0.12        $   0.19
                                                ========        ========
Net income per share - assuming dilution        $   0.12        $   0.19
                                                ========        ========


          See accompanying notes to consolidated financial statements.

                                U.S. VISION, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                             (Dollars in thousands)
                                   (Unaudited)


                                                                     Three Months Ended
                                                                           April 30,
                                                                   -----------------------
                                                                     2002            2001
                                                                   -------         -------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                         $   942         $ 1,474
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                    1,465           1,325
    Gain on closure of manufacturing facility                           --            (588)
    Loss on closure of non-performing stores                            --              18
    Changes in operating assets and liabilities:
       Accounts receivable                                             357             621
       Inventory                                                      (143)            632
       Other                                                          (344)            225
       Accounts payable - trade                                      2,595           3,031
       Accrued expenses                                             (1,351)         (2,307)
                                                                   -------         -------
Net cash provided by operating activities                            3,521           4,431

CASH FLOWS FROM INVESTING ACTIVITIES:

    Additions to property, plant, and equipment, net                  (458)           (746)
    Sale of manufacturing facility                                      --             899
                                                                   -------         -------
Net cash provided by (used in) investing activities                   (458)            153

CASH FLOWS FROM FINANCING ACTIVITIES:

    Net payments on revolving credit line                           (2,560)         (4,235)
    Principal payments on long-term debt and capital leases           (366)           (338)
                                                                   -------         -------
         Net cash used in financing activities                      (2,926)         (4,573)
                                                                   -------         -------
Net increase in cash                                                   137              11
Cash at beginning of period                                            357             240
                                                                   -------         -------
Cash at end of period                                              $   494         $   251
                                                                   =======         =======


     See accompanying notes to condensed consolidated financial statements.

                               U.S. VISION, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.    BASIS OF FINANCIAL STATEMENT PRESENTATION

      The accompanying unaudited consolidated condensed financial statements of U.S. Vision, Inc. and its wholly owned subsidiaries (collectively, "USV" or the "Company") have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for the presentation of financial position, results of operations, and cash flows required by generally accepted accounting principles for complete financial statements. The information furnished reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations, and cash flows for the interim period presented. The financial statements should be read in conjunction with the financial statements and notes thereto filed with the Company's Form 10-K for the fiscal year ended January 31, 2002. The Company's results of operations are seasonal in nature; accordingly, results of operations for the three months ended April 30, 2002 are not necessarily indicative of the results to be expected for the full year.

      Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

2.    USE OF ESTIMATES

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3.    INCOME TAXES

      As of January 31, 2002, the Company had federal and state net operating loss carry forwards of approximately $16,900,000, which will begin to expire in the year 2006. Approximately $9,500,000 of these carry forwards are available to offset future taxable income without limitation and approximately $7,400,000 of these carry forwards (the "Restricted NOLs") are significantly limited due to ownership changes. Approximately $780,000 of the Restricted NOLs will become available for use each year through the year 2008. Approximately $3,400,000 of the Restricted NOLs is expected to expire unutilized. A valuation allowance has been established to fully reserve the future benefit of all the net operating loss carry forwards.

      The difference between the Company's effective tax rate and the taxes computed at the federal statutory tax rate is due to the utilization of net operating losses.

                                U.S. VISION, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

4.    NET INCOME PER SHARE

The following table (in thousands except per share data) presents the calculation of earnings per share for the periods indicated.


                                                 Three Months Ended
                                                       April 30,
                                                 --------------------
                                                  2002          2001
                                                 ------        ------
Net income                                       $  942        $1,474
                                                 ======        ======
Basic average common shares outstanding           7,803         7,803
Effect of dilutive securities:
         Options                                     34           149
                                                 ------        ------
Diluted average common shares outstanding         7,837         7,952
                                                 ======        ======
Net income per share - basic                     $ 0.12        $ 0.19
Net income per share - assuming dilution         $ 0.12        $ 0.19



5.    RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

      In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141, "Business Combinations" "SFAS 141"), and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that all business combinations be accounted for using the purchase method of accounting and requires that intangible assets that meet certain criteria be recognized apart from goodwill. SFAS 142 prescribes that goodwill and intangible assets with indefinite useful lives should no longer be amortized to earnings, but instead should be reviewed for impairment on at least an annual basis. Intangible assets with finite lives should continue to be amortized over their estimated useful lives.

      The Company adopted SFAS 141 and SFAS 142 on February 1, 2002. The adoption of these statements did not result in any changes to the classification of the Company's goodwill and other intangible assets. The Company discontinued amortization of its goodwill upon adoption. The non-amortization of goodwill in the first quarter of fiscal 2001 would have resulted in an increase in net income of $87,000 or $0.01 basic and diluted earnings per share.

      SFAS 142 requires the Company to perform transitional impairment tests of goodwill as of February 1, 2002 as well as perform impairment tests on an annual basis and whenever events or circumstances occur indicating that goodwill may be impaired. An impairment charge will be recognized for the Company's goodwill when the estimated fair value of a reporting unit, including the goodwill, is less than its carrying amount.

                                U.S. VISION, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      The Company expects to perform the first step of a two-step goodwill impairment test, as prescribed in SFAS 142, during the second quarter ending July 31, 2002. The first step of the goodwill impairment test is a screen for potential impairment, while the second step measures the amount of impairment, if any. The Company has not yet determined what the effect of this test will be on the earnings and financial position of the Company. Any impairment loss resulting from this goodwill transitional impairment test will be reflected as a cumulative effect of a change in accounting principle for the three months ended April 30, 2002, regardless of the interim period in which the measurement of the loss is completed.

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

6.    SUBSEQUENT EVENT

      On May 14, 2002, USV and Kayak Acquisition Corp., a Delaware corporation ("Kayak") formed by a group of investors that includes George E. Norcross, III, one of the Company's directors and a significant stockholder of USV, Joseph J. Roberts, Jr., one of the Company's directors, Philip A. Norcross, the brother of George E. Norcross, III and William A. Schwartz, Jr., the Chairman of the Board, President and Chief Executive Officer of USV, entered into an Agreement and Plan of Merger pursuant to which USV will be acquired by Kayak and go private. The USV stockholders affiliated with Kayak beneficially own approximately 30% of USV's outstanding common stock. If the merger is consummated, each outstanding share of USV's common stock, other than shares of USV stock owned by any stockholder of Kayak, will be exchanged for $4.25 per share in cash.

      USV's Board of Directors formed a special committee to negotiate the terms of the merger on behalf of USV. The special committee unanimously recommended to the USV Board of Directors that it approve the merger and the Board of Directors approved the merger, with Messrs. Schwartz, Norcross and Roberts abstaining from the decision. The merger is subject to various closing conditions, including the approval of USV's stockholders. In addition, the consummation of the merger is subject to Kayak obtaining satisfactory financing to complete the merger. It is anticipated that the transaction will close during the third quarter of fiscal 2002.

                                U.S. VISION, INC.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      The following table sets forth selected statement of operations data expressed as a percentage of net sales for the periods indicated:

                                               Three Months Ended
                                                    April 30,
                                              ---------------------
                                               2002           2001
                                              ------         ------
Net sales                                      100.0%         100.0%
Cost of sales                                   29.9           30.3
                                              ------         ------
   Gross profit                                 70.1           69.7
Operating expenses:
   Selling, general and administrative          62.6           62.8
   Unusual items                                 0.0           (1.6)
   Depreciation and amortization                 4.2            3.6
                                              ------         ------
Operating income                                 3.3            4.9
Interest expense, net                            0.6            0.8
                                              ------         ------
Income before income tax provision               2.7            4.1
Income tax provision                             0.0            0.1
                                              ------         ------
Net income                                       2.7%           4.0%
                                              ======         ======


THREE MONTHS ENDED APRIL 30, 2002 COMPARED TO THREE MONTHS ENDED APRIL 30, 2001

      Net sales decreased $1.9 million, or 5.2%, from $36.8 million for the three months ended April 30, 2001 to $34.9 million for the three months ended April 30, 2002. The closure of 44 unproductive stores, net of 18 openings, since February 1, 2001, accounted for $800,000 of the decrease in net sales. The remaining decrease in net sales was primarily attributable to a 2.6% decrease in comparable-store sales.

      Cost of sales, as a percentage of net sales, decreased by 0.4% during the three months ended April 30, 2002, compared to the same three month period ended April 30, 2001. The decrease was primarily attributable to lower raw material costs incurred by the Company.

      Selling, general and administrative expenses ("SG&A"), as a percentage of net sales, decreased by 0.2% during the three months ended April 30, 2002, compared to the same period ended April 30, 2001. Actual SG&A expenses for the three months ended April 30, 2002, decreased $1.3 million to $21.8 million, compared to $23.1 million for the three months ended April 30, 2001. The reduction was principally attributable to reduced salary expenses as a result of store closings, lower rent expenses due to the lower sales volume, and lower advertising expenses.

      Interest expense decreased $84,000 from $288,000 for the three months ended April 30, 2001 to $204,000 for the three months ended April 30, 2002. The decrease in interest expense was due to a lower outstanding balance and a lower rate of interest on the Company's revolving line of credit.

      Unusual items for the three months ended April 30, 2001 included a net gain of $588,000 for the sale of the frame manufacturing buildings in Florida. This gain was offset by a charge of $18,000 for the write-off of furniture and fixtures and leasehold improvements in connection with the closure of under-performing stores. There were no unusual items for the three months ended April 30, 2002.

                                U.S. VISION, INC.


LIQUIDITY AND CAPITAL RESOURCES

      The Company's primary source of cash for the first three months of fiscal 2002 was from operations. Cash and working capital at April 30, 2002, were $494,000 and $18.9 million, respectively, compared to $357,000 and $20.0 million, respectively, at January 31, 2002.

      For the three months ended April 30, 2002, cash provided by operating activities was $3.5 million compared to $4.4 million for the three months ended April 30, 2001. The $900,000 decrease resulted primarily from a decrease in net income and unfavorable changes in working capital, offset by accrued expenses.

      Cash used by investing activities in the first three months of fiscal 2002 was $458,000 compared to cash provided by investing activities of $153,000 in the first three months of fiscal 2001. Capital expenditures during the first three months of fiscal 2002 of $458,000 were primarily for new computer equipment USV acquired in connection with the rollout of the Company's new integrated information system to additional retail outlets as well as furniture and fixtures for the retail stores.

      The Company's principal external source of liquidity is its $20.0 million revolving line of credit with Commerce Bank, N.A. The revolving line of credit facility bears interest at the lower of the prime rate as published in the Wall Street Journal or the ninety (90) day rate for United States Treasury Bills plus 250 basis points, which was 4.32% as of April 30, 2002, and matures in July 2003. As of April 30, 2002, the company had $8.4 million outstanding under its revolving line of credit and $11.6 million of availability. The loan agreement prohibits the payment of dividends to stockholders and the Company must maintain certain financial ratios including a specified net worth level, current ratio, and a fixed charge ratio. As of April 30, 2002, the Company was in compliance with all the financial covenants. We do not believe that the financial covenants set forth in our revolving line of credit will have an adverse impact on our operations or future plans.

      USV has commitments from Commerce BankLease, a unit of Commerce Bank, N.A., for a $2,000,000 five-year equipment lease financing facility. As of April 30, 2002, we have approximately $700,000 available under this facility.

      Based upon the Company's current operating and new store opening plans, USV believes it can fund its working capital and capital expenditure needs for the foreseeable future through borrowings under the revolving line of credit and cash generated from operations.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

      The Company occasionally makes forward-looking statements concerning its plans, goals, product and service offerings, store openings and closings and anticipated financial performance. These forward-looking statements may generally be identified by introductions such as "outlook" for an upcoming period of time, or words and phrases such as "may," "should," "seeks," "expects," "hopes," "plans," "intends," "projects," "believes," "estimates," "forward-looking" (or variants of those words and phrases) or similar language indicating the expression of an opinion or view concerning the future. These statements appear in a number of places in this Form 10-Q and include statements regarding the intent, belief, expectation, strategies or projections of USV, its directors, its management, or others at that time.

                                U.S. VISION, INC.


      Certain statements in this Form 10-Q are not historical facts or information and certain other statements in this Form 10-Q are forward-looking statements that involve risks and uncertainties, including, without limitation, risks relating to our relationships with our hosts stores, short-term leases, competition, our dependence on our host stores for growth, our dependence on a single managed vision care provider, our dependence on key personnel, and our ability to attract new customers, and such competitive and other business risks as from time to time may be detailed in USV's Securities and Exchange Commission reports.

      In addition, forward-looking statements concerning the Company's expected revenue or earnings levels are subject to many additional uncertainties applicable to competitors generally and to general economic conditions over which the Company has no control, such as the performance of its host stores. The Company does not plan in general to publicly update prior forward-looking statements for unanticipated events or otherwise and, accordingly, prior forward-looking statements should not be considered to be "fresh" simply because the Company has not made additional comments on those forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      USV's earnings are affected by changes in interest rates due to the impact those changes have on the interest expense payable by the Company under its revolving line of credit, the outstanding balance of which was $8.4 million as of April 30, 2002. A 1% change in the underlying prime rate or the 90 day rate for United States Treasury Bills, as the case may be, would result in an $84,000 change in the annual amount of interest paid by the Company based on the impact the hypothetical change in interest rates would have on our revolving line of credit outstanding as of April 30, 2002.

      The Company currently does not hold any derivative instruments and does not earn income denominated in foreign currencies. All of our revenue is recognized in U.S. dollars. Because less than 10% of our revenues currently are derived from sales of optical products outside of the U.S., we do not believe we have any significant foreign currency exchange risk and, as a result, do not hedge against foreign currency exchange rate changes. To the extent that changes in interest rates and currency exchange rates affect general economic conditions, we would be affected by such change.

                                U.S. VISION, INC.


PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      As contemplated in the Company's Proxy Statement for its fiscal 2000 annual meeting of stockholders, which was mailed to USV stockholders beginning on January 22, 2002, the Company's stockholders considered a proposal to elect William A. Schwartz, Jr., Dennis J. Shaughnessy, J. Roger Sullivan, Jr., Richard K. McDonald, G. Kenneth Macrae, Peter M. Troup, George
E. Norcross, III, and Joseph J. Roberts, Jr. as directors of the Company, each to serve until the next annual meeting of stockholders. The Company's stockholders also considered a proposal to ratify the selection of Ernst & Young LLP as the Company's independent certified public accountants.

      Each of the foregoing proposals was approved at the Company's annual meeting of stockholders on February 19, 2002. Each Board nominee received the number of votes indicated below.

                                                 No. of Votes           No. of Votes Cast
                                              Cast for Election        Against or Withheld
              William A. Schwartz, Jr.             5,069,910                11,471
              Dennis J. Shaughnessy                5,067,310                 5,071
              J. Roger Sullivan, Jr.               5,067,310                 5,071
              Richard K. McDonald                  5,067,310                 5,071
              G. Kenneth Macrae                    5,060,910                11,471
              Peter M. Troup                       5,066,910                 5,471
              George E. Norcross, III              5,039,710                32,671
              Joseph J. Roberts, Jr.               5,040,610                31,771

      With respect to the approval of the proposal to ratify the selection of Ernst & Young LLP, the votes cast form against or withheld were as follows:

                        Votes for                     5,065,836
                        Votes Against or Withheld         6,545


ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K


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

                                U.S. VISION, INC.


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

      v* Previously filed as an exhibit to the Company's report on Form 8-K, which was filed with the Securities and Exchange Commission on May 16, 2002.

      B. REPORTS ON FORM 8-K

      On May 16, 2002, the company filed a report on Form 8-K in connection with entering into an Agreement and Plan of Merger with Kayak pursuant to which USV will be acquired by Kayak and go private.

                                U.S. VISION, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    U.S. VISION, INC.
                                    ---------------------------------
                                    (Registrant)


June 14, 2002                       /s/Carmen J. Nepa III
                                    ---------------------------------
                                    Carmen J. Nepa III, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

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

      v* Previously filed as an exhibit to the Company's report on Form 8-K, which was filed with the Securities and Exchange Commission on May 16, 2002.