Form 10-Q
period 2002-07-31
U S VISION INC
filed 2002-09-16
CIK 1045639

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2002.

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

(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)


1 HARMON DRIVE, GLEN OAKS INDUSTRIAL PARK, GLENDORA, NEW JERSEY          08012

    (Address of principal executive offices)                          (Zip Code)


                                 (856) 228-1000

                  (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of September 1, 2002 there were 7,802,942 shares of the registrant's common stock outstanding.

                                U.S. VISION, INC.

                               TABLE OF CONTENTS

                                                                                                Page
                                                                                               Number
                                                                                               ------
PART I.       FINANCIAL INFORMATION

      Item 1.    Financial Statements

                 Condensed Consolidated Balance Sheets (Unaudited)
                 July 31, 2002 and January 31, 2002 ...........................................   1

                 Condensed Consolidated Statements of Operations (Unaudited)
                 Three and Six Months Ended July 31, 2002 and 2001.............................   2

                 Condensed Consolidated Statements of Cash Flows (Unaudited)
                 Six Months Ended July 31, 2002 and 2001.......................................   3

                 Notes to Condensed Consolidated Financial Statements (Unaudited)..............   4

      Item 2.    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations.................................   7

      Item 3.    Quantitative and Qualitative Disclosures About Market Risk....................  10


PART II.      OTHER INFORMATION

      Item 6.    Exhibits and Reports on Form 8-K..............................................  11


SIGNATURES  ...................................................................................  12

CERTIFICATIONS

                                U.S. VISION, INC.


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                                             JULY 31,      JANUARY 31,
                                                                               2002           2002
                                                                           ------------    -----------
   ASSETS
   Current assets:
     Cash                                                                  $        298    $       357
     Accounts receivable                                                         10,773         10,883
     Inventory                                                                   21,026         20,203
     Prepaid expenses and other                                                     853            617
                                                                           ------------    -----------
   Total current assets                                                          32,950         32,060
   Property, plant, and equipment, net                                           36,800         38,365
   Goodwill, net of accumulated amortization of $1,566                            6,007          6,007
   Other                                                                          1,084            973
                                                                           ------------    -----------
   Total assets                                                            $     76,841    $    77,405
                                                                           ============    ===========

   LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities:
     Accounts payable -- trade                                             $      7,094    $     4,456
     Accrued wages                                                                2,093          2,521
     Accrued rent                                                                 1,282          1,300
     Other accrued expenses                                                       1,873          2,132
     Current portion of obligations under capital lease                           1,243          1,323
     Current portion of long-term debt                                              387            367
                                                                           ------------    -----------
   Total current liabilities                                                     13,972         12,099
   Obligations under capital lease                                                1,197          1,257
   Long-term debt, less current portion                                          12,649         14,658
   Other long-term liabilities                                                      275            290
   Shareholders' equity:
     Common stock, $0.01 par value:
       Authorized shares -- 15,000,000, issued and outstanding
             shares -- 7,802,942                                                     78             78
     Additional paid-in capital                                                 115,766        115,766
     Accumulated deficit                                                        (67,096)       (66,743)
                                                                           ------------    -----------
   Total shareholders' equity                                                    48,748         49,101
                                                                           ------------    -----------
   Total liabilities and shareholders' equity                              $     76,841    $    77,405
                                                                           ============    ===========

          See accompanying notes to consolidated financial statements.

                                U.S. VISION, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)


                                                    Three Months Ended                 Six Months Ended
                                                         July 31,                          July 31,
                                                 -------------------------         -------------------------
                                                   2002             2001             2002             2001
                                                 --------         --------         --------         --------
Net sales                                        $ 32,513         $ 33,471         $ 67,429         $ 70,276
Cost of sales                                       9,864            9,979           20,316           21,127
                                                 --------         --------         --------         --------
Gross profit                                       22,649           23,492           47,113           49,149

Operating expenses:
  Selling, general, and administrative
    expenses                                       22,138           22,012           43,977           45,111
  Unusual items                                       147               61              147             (509)
  Depreciation and amortization                     1,471            1,324            2,936            2,649
                                                 --------         --------         --------         --------
                                                   23,756           23,397           47,060           47,251
                                                 --------         --------         --------         --------
Operating income (loss)                            (1,107)              95               53            1,898
Interest expense, net                                 188              288              392              576
                                                 --------         --------         --------         --------
Income (loss) before income tax provision          (1,295)            (193)            (339)           1,322
Income tax provision                                   --               --               14               41
                                                 --------         --------         --------         --------
Net income (loss)                                $ (1,295)        $   (193)        $   (353)        $  1,281
                                                 ========         ========         ========         ========
Net income (loss) per share - basic and
  assuming dilution                              $  (0.17)        $  (0.02)        $  (0.05)        $   0.16
                                                 ========         ========         ========         ========

          See accompanying notes to consolidated financial statements.

                                U.S. VISION, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                        Six Months Ended
                                                                            July 31,
                                                                    -------------------------
                                                                      2002             2001
                                                                    --------         --------
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                  $   (353)        $  1,281
 Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Depreciation and amortization                                     2,936            2,649
     Gain on closure of manufacturing facility                            --             (575)
     Loss on closure of non-performing stores                             47               66
     Changes in operating assets and liabilities:
        Accounts receivable                                              110              275
        Inventory                                                       (823)            (463)
        Other                                                           (359)             604
        Accounts payable - trade                                       2,638            2,255
        Accrued expenses                                                (720)          (1,824)
                                                                    --------         --------
 Net cash provided by operating activities                             3,476            4,268

 CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property, plant, and equipment, net                   (926)          (1,736)
     Sale of manufacturing facility                                       --              899
                                                                    --------         --------
 Net cash used in investing activities                                  (926)            (837)

 CASH FLOWS FROM FINANCING ACTIVITIES:
     Net payments on revolving credit line                            (1,867)          (2,534)
     Principal payments on long-term debt and capital leases            (742)            (733)
                                                                    --------         --------
 Net cash used in financing activities                                (2,609)          (3,267)
                                                                    --------         --------
 Net increase (decrease) in cash                                         (59)             164
 Cash at beginning of period                                             357              240
                                                                    --------         --------
 Cash at end of period                                              $    298         $    404
                                                                    ========         ========

     See accompanying notes to condensed consolidated financial statements.

                                U.S. VISION, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying unaudited consolidated condensed financial statements of U.S. Vision, Inc. and its wholly owned subsidiaries (collectively, "USV" or the "Company") have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for the presentation of financial position, results of operations, and cash flows required by generally accepted accounting principles for complete financial statements. The information furnished reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations, and cash flows for the interim periods presented. The financial statements should be read in conjunction with the financial statements and notes thereto filed with the Company's Form 10-K for the fiscal year ended January 31, 2002. The Company's results of operations are seasonal in nature; accordingly, results of operations for the six months ended July 31, 2002 are not necessarily indicative of the results to be expected for the full year.

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

                                U.S. VISION, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


4.       NET INCOME PER SHARE

         The following table (in thousands except per share data) presents the calculation of earnings per share for the periods indicated.

                                                      Three Months Ended                Six Months Ended
                                                           July 31,                         July 31,
                                                  -------------------------         -------------------------
                                                    2002             2001             2002             2001
                                                  --------         --------         --------         --------
 Net income (loss)                                $ (1,295)        $   (193)        $   (353)        $  1,281
                                                  ========         ========         ========         ========

 Basic average common shares outstanding             7,803            7,803            7,803            7,803

 Effect of dilutive securities:
      Options                                           --               --               --               75
                                                  --------         --------         --------         --------
 Diluted average common shares outstanding           7,803            7,803            7,803            7,878
                                                  ========         ========         ========         ========

 Net income (loss) per share - basic and
   assuming dilution                              $  (0.17)        $  (0.02)        $  (0.05)        $   0.16

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

         The Company adopted SFAS 141 and SFAS 142 on February 1, 2002. The adoption of these statements did not result in any changes to the classification of the Company's goodwill and other intangible assets. The Company discontinued amortization of its goodwill upon adoption. The non-amortization of goodwill in the first six months of fiscal 2001 would have resulted in an increase in net income of $174,000 or $0.02 basic and diluted earnings per share.

         SFAS 142 requires the Company to perform transitional impairment tests of goodwill as of February 1, 2002 as well as perform impairment tests on an annual basis and whenever events or circumstances occur indicating that goodwill may be impaired. An impairment charge will be recognized for the Company's goodwill when the estimated fair value of a reporting unit, including the goodwill, is less than its carrying amount. This initial impairment test is a two-step process, which required the Company to screen for a potential impairment by the end of the current fiscal second quarter and to

                                U.S. VISION, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


measure the amount of the impairment, if any, by the end of the current fiscal year. During the quarter ended July 31, 2002, the Company determined that its goodwill was impaired. The Company expects to measure the amount of impairment loss by completing Step 2 during the second half of the year.

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

6.       PENDING SALE OF COMPANY

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

                                U.S. VISION, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following table sets forth selected statement of operations data expressed as a percentage of net sales for the periods indicated:


                                                     Three Months Ended                  Six Months Ended
                                                          July 31,                             July 31,
                                                 --------------------------          --------------------------
                                                   2002              2001              2002              2001
                                                 --------          --------          --------          --------
Net sales                                           100.0%            100.0%            100.0%            100.0%
Cost of sales                                        30.3              29.8              30.1              30.1
                                                 --------          --------          --------          --------
   Gross profit                                      69.7              70.2              69.9              69.9

Operating expenses:
   Selling, general and administrative               68.1              65.7              65.2              64.1
   Unusual items                                      0.5               0.2               0.2              (0.7)
   Depreciation and amortization                      4.5               4.0               4.4               3.8
                                                 --------          --------          --------          --------
Operating income (loss)                              (3.4)              0.3               0.1               2.7
Interest expense, net                                 0.6               0.9               0.6               0.8
                                                 --------          --------          --------          --------
Income (loss) before income tax provision            (4.0)             (0.6)             (0.5)              1.9
Income tax provision                                  0.0               0.0               0.0               0.1
                                                 --------          --------          --------          --------
Net income (loss)                                    (4.0)%            (0.6)%            (0.5)%             1.8%
                                                 ========          ========          ========          ========

THREE MONTHS ENDED JULY 31, 2002 COMPARED TO THREE MONTHS ENDED JULY 31, 2001

         Net sales decreased $1.0 million, or 2.9%, from $33.5 million for the three months ended July 31, 2001 to $32.5 million for the three months ended July 31, 2002. The closure of 36 unproductive stores, net of 13 openings, since May 1, 2001, accounted for all of the decrease in net sales.

         Cost of sales, as a percentage of net sales, increased by 0.5% during the three months ended July 31, 2002, compared to the same three-month period ended July 31, 2001 due primarily to the lower sales volume and higher training costs.

         Selling, general and administrative expenses ("SG&A"), as a percentage of net sales, increased by 2.4% during the three months ended July 31, 2002, compared to the same period ended July 31, 2001 due primarily to the lower sales volume.

         Interest expense decreased $100,000 from $288,000 for the three months ended July 31, 2001 to $188,000 for the three months ended July 31, 2002. The decrease in interest expense was due to a lower outstanding balance and a lower rate of interest on the Company's revolving line of credit.

         Unusual items for the three months ended July 31, 2002 and 2001 of $147,000 and $61,000, respectively, consisted primarily of the write-off of furniture and fixtures and leasehold improvements in connection with the closure of underperforming stores and lease termination costs.

                               U.S. VISION, INC.


SIX MONTHS ENDED JULY 31, 2002 COMPARED TO SIX MONTHS ENDED JULY 31, 2001

         Net sales decreased $2.9 million, or 4.1%, from $70.3 million for the six months ended July 31, 2001 to $67.4 million for the six months ended July 31, 2002. This decrease was primarily due to the closure of 49 unproductive stores, net of 19 openings, since February 1, 2001.

         SG&A, as a percentage of net sales, increased by 1.1% for the six months ended July 31, 2002, compared to the same period ended July 31, 2001 due primarily to the decrease in sales volume. Actual SG&A expenses for the six months ended July 31, 2002, decreased $1.1 million to $44.0 million, compared to $45.1 million for the six months ended July 31, 2001. The reduction was principally attributable to reduced salary and operating expenses as a result of store closings and lower rent expenses due to the lower sales volume.

         Interest expense decreased $184,000 from $576,000 for the six months ended July 31, 2001 to $392,000 for the six months ended July 31, 2002. The decrease in interest expense was due to a lower outstanding balance and a lower rate of interest on the Company's revolving line of credit.

         Unusual items for the six months ended July 31, 2002 consisted primarily of the write-off of furniture and fixtures and leasehold improvements in connection with the closure of underperforming stores and lease termination costs. Unusual items for the six months ended July 31, 2001 included a net gain of $575,000 for the sale of the frame manufacturing buildings in Florida. This gain was offset by a charge of $66,000 for the write-off of furniture and fixtures and leasehold improvements in connection with the closure of underperforming stores.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary source of cash for the first six months of fiscal 2002 was from operations. Cash and working capital at July 31, 2002, were $298,000 and $19.0 million, respectively, compared to $357,000 and $20.0 million, respectively, at January 31, 2002.

         For the six months ended July 31, 2002, cash provided by operating activities was $3.5 million compared to $4.3 million for the six months ended July 31, 2001. The $800,000 decrease resulted primarily from a decrease in net income.

         Cash used in investing activities in the first six months of fiscal 2002 was $926,000 compared to a use of $1,736,000 (excluding the $899,000 cash proceeds from the sale of our frame manufacturing facility) for the same period in the prior year. Capital expenditures during the first six months of fiscal 2002 of $926,000 were primarily for new computer equipment USV acquired in connection with the rollout of the Company's new integrated information system to additional retail outlets as well as furniture and fixtures for the retail stores.

         The Company's principal external source of liquidity is its $20.0 million revolving line of credit with Commerce Bank, N.A. The revolving line of credit facility bears interest at the lower of the prime rate as published in the Wall Street Journal or the 90 day rate for United States Treasury Bills plus 250 basis points, which was 4.23% as of July 31, 2002, and matures in July 2003. As of July 31, 2002, the company had $9.1 million outstanding under its revolving line of credit and $10.9 million of additional availability. The loan agreement prohibits the payment of dividends to stockholders and the Company must maintain certain financial ratios including a specified net worth level, current ratio, and a fixed charge ratio. As of July 31, 2002, the Company was in compliance with all the financial covenants. We do not believe that the financial covenants set forth in our revolving line of credit will have an adverse impact on our operations or future plans.

                               U.S. VISION, INC.


         USV has commitments from Commerce BankLease, a unit of Commerce Bank, N.A., for a $2,000,000 five-year equipment lease financing facility. As of July 31, 2002, we have approximately $700,000 available under this facility.

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

                               U.S. VISION, INC.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         USV's earnings are affected by changes in interest rates due to the impact those changes have on the interest expense payable by the Company under its revolving line of credit, the outstanding balance of which was $9.1 million as of July 31, 2002. A 1% change in the underlying prime rate or the 90 day rate for United States Treasury Bills, as the case may be, would result in an $91,000 change in the annual amount of interest paid by the Company based on the impact the hypothetical change in interest rates would have on our revolving line of credit outstanding as of July 31, 2002.

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


                                   U.S. VISION, INC.
                                   ------------------------------------------
                                   (Registrant)


September 16, 2002                 /s/Carmen J. Nepa III
                                   ------------------------------------------
                                   Carmen J. Nepa III, Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                                 CERTIFICATIONS

      I, William A. Schwartz, Jr., certify that:

      1. I have reviewed this quarterly report on Form 10-Q of U.S. Vision, Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 16, 2002     /s/WILLIAM A. SCHWARTZ, JR.
                             ---------------------------
                             William A. Schwartz, Jr.
                             Chairman, Chief Executive Officer
                             and President


      I, Carmen J. Nepa III certify that:

      1. I have reviewed this quarterly report on Form 10-Q of U.S. Vision, Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 16, 2002     /s/  CARMEN J. NEPA III
                             ---------------------------
                             Carmen J. Nepa III
                             Chief Financial Officer

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